Form 10-Q
period 2020-06-30
Chardan Healthcare Acquisition 2 Corp.
filed 2020-08-11
CIK 1799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 11, 2020, there were 10,778,305 common stock, $0.0001 par value per share, issued and outstanding.

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$1,030,643	$22,705
Prepaid expenses and other current assets	83,467	2,225
Total Current Assets	1,114,110	24,930

Marketable securities held in Trust Account	86,237,990	—
TOTAL ASSETS	$87,352,100	$24,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities – Accrued expenses	$53,322	$2,400
Promissory note – related party	500,000	—
Total Liabilities	553,322	2,400

Commitments

Common stock subject to possible redemption, 8,183,015 shares at redemption value at June 30, 2020	81,798,769	—

Stockholder’s Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 30,000,000 shares authorized; 2,595,290 and 5,000,000 issued and outstanding (excluding 8,183,015 and no shares subject to possible redemption) at June 30, 2020 and December 31, 2019 (1), respectively	260	500
Additional paid-in capital	5,089,934	24,500
Accumulated deficit	(90,185)	(2,470)
Total Stockholders’ Equity	5,000,009	22,530
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$87,352,100	$24,930

(1)	At December 31, 2019, included an aggregate of 318,750 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Formation and operating costs	$82,342	$99,265
Loss from operations	(82,342)	(99,265)

Other income:
Interest earned on marketable securities held in Trust Account	11,550	11,550
Net Loss	$(70,792)	$(87,715)

Weighted average shares outstanding, basic and diluted (1)	3,255,285	3,968,268

Basic and diluted net loss per common share	$(0.02)	$(0.02)

(1)	Excludes an aggregate of 8,183,015 shares subject to possible redemption.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2020

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2020	5,000,000	$500	$24,500	$(2,470)	$22,530

Net loss	—	—	—	(16,923)	(16,923)

Balance – March 31, 2020	5,000,000	500	24,500	(19,393)	5,607

Cancellation of Founder Shares	(2,556,250)	(256)	256	—	—

Forfeiture of Founder Shares	(288,089)	(29)	29	—	—

Sales of 8,622,644 Units, net of underwriter discounts and fees	8,622,644	862	85,463,101	—	85,463,963

Sale of 3,500,000 Private Placement Warrants	—	—	1,400,000	—	1,400,000

Common stock subject to redemption	(8,183,015)	(817)	(81,797,952)	—	(81,798,769)

Net loss	—	—	—	(70,792)	(70,792)

Balance – June 30, 2020	2,595,290	$260	$5,089,934	$(90,185)	$5,000,009

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(87,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(11,550)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(81,242)
Accrued expenses	50,922
Net cash used in operating activities	(129,585)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(86,226,440)
Net cash used in investing activities	(86,226,440)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	85,726,440
Proceeds from sale of Private Placement Warrants	1,400,000
Proceeds from promissory note – related party	530,000
Repayment of promissory note – related party	(30,000)
Payment of offering costs	(262,477)
Net cash provided by financing activities	87,363,963

Net Change in Cash	1,007,938
Cash – Beginning	22,705
Cash – Ending	$1,030,643

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$81,869,560
Change in value of common stock subject to possible redemption	$(70,791)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

As of June 30, 2020, the Company had not commenced any operations. All activity for the period from December 19, 2018 (inception) through June 30, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On June 5, 2020, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company consummated the sale of an additional 122,644 Units at $10.00 per Unit, generating total gross proceeds of $1,226,440. A total of $1,226,440 of net proceeds ($10.00 per Unit) were deposited in the Trust Account, bringing the aggregate proceeds held in the Trust Account to $86,226,440.

Transaction costs amounted to $762,477, consisting of $500,000 of underwriting fees and $262,477 of other offering costs. At June 30, 2020, cash of $1,030,643 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on April 28, 2020, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on April 29, 2020 and May 4, 2020. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future periods.

The Company had no activity for the three and six months ended June 30, 2019. Accordingly, the condensed statement of operations, condensed statement of cash flows and condensed statement of changes in stockholder’s equity for the comparative period for the three and six months ended June 30, 2019 are not presented.

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

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At June 30, 2020, substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2020 and December 31, 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The effective tax rate of 0% differs from the statutory tax rate of 21% for the three and six months ended June 30, 2020 due to the valuation allowance recorded against the Company’s net operating losses.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company’s financial position or statement of operations.

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Shares of common stock subject to possible redemption at June 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 7,811,322, shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

Reconciliation of Net Loss per Common Share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Net loss	$(70,792)	$(87,715)
Less: Income attributable to shares subject to possible redemption	—	—
Adjusted net loss	$(70,792)	$(87,715)

Weighted average shares outstanding, basic and diluted	3,255,285	3,968,268

Basic and diluted net loss per common share	$(0.02)	$(0.02)

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

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 8,622,644 Units, at a purchase price of $10.00 per Unit, inclusive of 122,644 Units sold to the underwriters on June 5, 2020 upon the underwriters’ election to partially exercise their over-allotment option. Each Unit consists of one share of common stock and one warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one-half of one share of common stock at an exercise price of $11.50 per share (see Note 7).

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In December 2018, the Company issued an aggregate of 5,000,000 shares of common stock to the Sponsor for an aggregate purchase price of $25,000. On April 28, 2020, the Sponsor cancelled 2,556,250 of its shares, resulting in 2,443,750 remaining shares owned by the Sponsor (“Founder Shares”). The Founder Shares included an aggregate of up to 318,750 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to partially exercise their over-allotment option, 288,089 Founder Shares were forfeited and 30,661 Founder Shares are no longer subject to forfeiture, resulting in there being 2,155,661 Founder Shares outstanding.

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

Promissory Note — Related Party

On January 14, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $500,000. As of April 28, 2020, there was $30,000 outstanding under the Promissory Note. The Promissory Note was repaid on April 29, 2020.

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

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on April 28, 2020, the Company will pay an affiliate of the Sponsor up to $10,000 per month for general and administrative services including office space, utilities and secretarial support. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2020, the Company incurred $20,000, in fees for these services, of which $20,000 is included in accrued expenses in the accompanying condensed balance sheets at June 30, 2020.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — On April 23, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — On April 23, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 2,595,290 and 5,000,000 shares of common stock issued and outstanding, excluding 8,183,015 and no shares of common stock subject to possible redemption, respectively.

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

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 8.  FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020
Assets:
Marketable securities held in Trust Account	1	$86,237,990

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2020, we had a net loss of $70,792, which consists of operating costs of $82,342, offset by interest income on marketable securities held in the Trust Account of $11,550.

For the six months ended June 30, 2020, we had a net loss of $87,715, which consists of operating costs of $99,265, offset by interest income on marketable securities held in the Trust Account of $11,550.

Liquidity and Capital Resources

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

On June 5, 2020, in connection with the underwriters’ election to partially exercise their over-allotment option, we consummated the sale of an additional 122,644 Units, generating total gross proceeds of $1,226,440.

Following the Initial Public Offering, the partial exercise of the over-allotment and the sale of the Private Placement Warrants, a total of $86,226,440 was placed in the Trust Account. We incurred $762,477 in transaction costs, including $500,000 of underwriting fees and $262,477 of other offering costs.

As of June 30, 2020, we had marketable securities held in the Trust Account of $86,237,990 (including approximately $12,000 of interest income) consisting of securities held in a money market fund that invests in U.S Treasury Securities. with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2020, we did not withdraw any interest earned on the Trust Account to pay our taxes.

For the six months June 30, 2020, cash used in operating activities was $129,585. Net loss of $87,715 was affected by interest earned on marketable securities held in the Trust Account of $11,550. Changes in operating assets and liabilities used $30,320 of cash for operating activities.

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

As of June 30, 2020, we had cash of $1,030,643. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Sponsor a monthly fee up to $10,000 for office space, utilities and secretarial support. We began incurring these fees on April 28, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Income Per Common Share

We apply the two-class method in calculating earnings per share. Common stock subject to possible redemption which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could have an impact on the per-share redemption amount that may be received by public stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 28, 2020, we consummated our Initial Public Offering of 8,500,000 Units. On June 5, 2020, in connection with underwriters’ election to partially exercise their over-allotment option, we sold an additional 122,644 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $86,226,440. Chardan Capital Markets, LLC acted as the sole book-running manager. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-236977). The SEC declared the registration statements effective on April 23, 2020.

Simultaneously with the consummation of the Initial Public Offering, the partial exercise of the over-allotment option and the sale of the Private Placement Warrants, we consummated a private placement of 3,500,000, Private Placement Warrants to our Sponsor at a price of $0.40 per Private Placement Warrant, generating total proceeds of $1,400,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Of the gross proceeds received from the Initial Public Offering, $86,226,440 was placed in the Trust Account.

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

CHARDAN HEALTHCARE ACQUISTION 2 CORP.

Date: August 11, 2020		/s/ Jonas Grossman
	Name:	Jonas Grossman
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2020		/s/ George Kaufman
	Name:	George Kaufman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)