Form 10-Q
period 2020-09-30
Chardan Healthcare Acquisition 2 Corp.
filed 2020-11-03
CIK 1799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 3, 2020, there were 10,778,305 common stock, $0.0001 par value per share, issued and outstanding.

 CHARDAN HEALTHCARE ACQUISITION 2 CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$767,599	$22,705
Prepaid expenses and other current assets	92,913	2,225
Total Current Assets	860,512	24,930

Marketable securities held in Trust Account	86,245,975	—
TOTAL ASSETS	$87,106,487	$24,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities – Accrued expenses	$292,523	$2,400
Promissory note – related party	500,000	—
Total Liabilities	792,523	2,400

Commitments

Common stock subject to possible redemption, 8,131,396 shares at redemption value at September 30, 2020	81,313,960	—

Stockholder’s Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 30,000,000 shares authorized; 2,646,909 and 5,000,000 issued and outstanding (excluding 8,131,396 and no shares subject to possible redemption) at September 30, 2020 and December 31, 2019 (1), respectively	265	500
Additional paid-in capital	5,574,738	24,500
Accumulated deficit	(574,999)	(2,470)
Total Stockholders’ Equity	5,000,004	22,530
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$87,106,487	$24,930

(1)	At December 31, 2019, included an aggregate of 318,750 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Formation and operating costs	$492,799	$592,064
Loss from operations	(492,799)	(592,064)

Other income:
Interest earned on marketable securities held in Trust Account	7,985	19,535
Net Loss	$(484,814)	$(572,529)

Weighted average shares outstanding, basic and diluted (1)	2,595,290	3,507,268

Basic and diluted net loss per common share	$(0.19)	$(0.16)

(1)	Excludes an aggregate of 8,131,396 shares subject to possible redemption.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2020	5,000,000	$500	$24,500	$(2,470)	$22,530

Net loss	—	—	—	(16,923)	(16,923)

Balance – March 31, 2020	5,000,000	500	24,500	(19,393)	5,607

Cancellation of Founder Shares	(2,556,250)	(256)	256	—	—

Forfeiture of Founder Shares	(288,089)	(29)	29	—	—

Sales of 8,622,644 Units, net of underwriter discounts and fees	8,622,644	862	85,463,101	—	85,463,963

Sale of 3,500,000 Private Placement Warrants	—	—	1,400,000	—	1,400,000

Common stock subject to redemption	(8,183,015)	(817)	(81,797,952)	—	(81,798,769)

Net loss	—	—	—	(70,792)	(70,792)

Balance – June 30, 2020	2,595,290	$260	$5,089,934	$(90,185)	$5,000,009

Change in value of common stock subject to redemption	51,619	5	484,804	—	484,809

Net loss	—	—	—	(484,814)	(484,814)

Balance – September 30, 2020	2,646,909	$265	$5,574,738	$(574,999)	$5,000,004

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(572,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(19,535)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(90,688)
Accrued expenses	290,123
Net cash used in operating activities	(392,629)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(86,226,440)
Net cash used in investing activities	(86,226,440)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	85,726,440
Proceeds from sale of Private Placement Warrants	1,400,000
Proceeds from promissory note – related party	530,000
Repayment of promissory note – related party	(30,000)
Payment of offering costs	(262,477)
Net cash provided by financing activities	87,363,963

Net Change in Cash	744,894
Cash – Beginning	22,705
Cash – Ending	$767,599

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$81,869,560
Change in value of common stock subject to possible redemption	$(484,809)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from December 19, 2018 (inception) through September 30, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $762,477, consisting of $500,000 of underwriting fees and $262,477 of other offering costs. At September 30, 2020, cash of $767,599 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

SEPTEMBER 30, 2020

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

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on April 28, 2020, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on April 29, 2020 and May 4, 2020. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future periods.

The Company had no activity for the three and nine months ended September 30, 2019. Accordingly, the condensed statement of operations, condensed statement of cash flows and condensed statement of changes in stockholder’s equity for the comparative period for the three and nine months ended September 30, 2019 are not presented.

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

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At September 30, 2020, substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2020 and December 31, 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The effective tax rate of 0% differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2020 due to the valuation allowance recorded against the Company’s net operating losses.

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

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Shares of common stock subject to possible redemption at September 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 7,811,322, shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Reconciliation of Net Loss per Common Share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Net loss	$(484,814)	$(572,529)
Less: Income attributable to shares subject to possible redemption	—	—
Adjusted net loss	$(484,814)	$(572,529)

Weighted average shares outstanding, basic and diluted	2,595,290	3,507,268

Basic and diluted net loss per common share	$(0.19)	$(0.16)

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

SEPTEMBER 30, 2020

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on April 28, 2020, the Company will pay an affiliate of the Sponsor up to $10,000 per month for general and administrative services including office space, utilities and secretarial support. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2020, the Company incurred and paid $40,000 and $60,000, respectively, in fees for these services.

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

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — On April 23, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — On April 23, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 2,646,909 and 5,000,000 shares of common stock issued and outstanding, excluding 8,131,396 and no shares of common stock subject to possible redemption, respectively.

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

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020
Assets:
Marketable securities held in Trust Account	1	$86,245,975

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2020, we had a net loss of $484,814, which consists of operating costs of $492,799 offset by interest income on marketable securities held in the Trust Account of $7,985.

For the nine months ended September 30, 2020, we had a net loss of $572,529, which consists of operating costs of $592,064 offset by interest income on marketable securities held in the Trust Account of $19,535.

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

As of September 30, 2020, we had marketable securities held in the Trust Account of $86,245,975 (including approximately $20,000 of interest income) consisting of securities held in a money market fund that invests in U.S Treasury Securities. with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2020, we did not withdraw any interest earned on the Trust Account to pay our taxes.

For the nine months September 30, 2020, cash used in operating activities was $392,629. Net loss of $572,529 was affected by interest earned on marketable securities held in the Trust Account of $19,535. Changes in operating assets and liabilities used $199,435 of cash for operating activities.

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

As of September 30, 2020, we had cash of $767,599 outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

On March 11, 2020, the World Health Organization officially declared the outbreak of the COVID-19 a “pandemic.” A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 has an impact on our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

CHARDAN HEALTHCARE ACQUISTION 2 CORP.

Date: November 3, 2020		/s/ Jonas Grossman
	Name:	Jonas Grossman
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2020		/s/ George Kaufman
	Name:	George Kaufman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)