Form 10-K
period 2020-12-31
Chardan Healthcare Acquisition 2 Corp.
filed 2021-03-04
CIK 1799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-39421

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

(Exact name of registrant as specified in its charter)

Delaware	83-3169838
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17 State Street, 21st Floor New York, NY	10004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 465-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	NYSE American
Warrants	NYSE American
Units	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

At June 30, 2020, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was $86,075,992.

The number of shares outstanding of the Registrant’s shares of common stock as of March 3, 2021 was 10,778,305.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2020

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

part I

ITEM 1.	BUSINESS

General

We are a blank check company formed under the laws of the State of Delaware on December 19, 2018. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this prospectus as our initial business combination. Our efforts to identify a prospective target business will not be limited to a particular geographic region or industry, although we intent to focus on North America in the healthcare industry.

Background and Competitive Advantages

Our sponsor, Chardan Investments 2, LLC, was founded in December 2018 and is affiliated with Chardan Capital Markets, LLC, or Chardan, an investment firm and a provider of investment banking services, primarily focused on private and public emerging companies in the healthcare industry. Chardan conducts business across North America, Europe, Asia (including Israel) and Australia. Since its inception, Chardan has executed more than 400 equity capital markets transactions, raising approximately $19 billion of capital in both public and private markets.

Our management team is led by Dr. Gbola Amusa, Mr. Jonas Grossman and Mr. George Kaufman each has extensive experience in healthcare both before and during their current tenure at Chardan.

Chardan supports both public and private healthcare companies at various stages of a company’s life cycle, and has advised or supported capital raises for new company formation to follow-on offerings. Since 2015, Chardan has met with more than 1,000 private healthcare companies and, we believe, has earned a reputation for conducting business with healthcare companies with disruptive technologies. A number of the companies Chardan has worked with, though not all, achieved significant investment returns, including: (a) the $70.5 million Series D round for gene therapy company, REGENXBIO, where Chardan acted as the sole placement agent, and (b) the $115 million Series A round for gene therapy company, PassageBio, where Chardan acted as the sole placement agent.

Chardan has a healthcare-focused corporate access team which sponsors two healthcare conferences and manages in excess of 100 non-deal road shows per year for both private and public healthcare companies. The corporate access team serves as a nexus for issuers and healthcare investors (venture capital, private equity, and asset managers) in North America, Europe and Australia.

We believe our company’s philosophical alignment with Chardan, our global network of contacts and relationships, our ability to conduct scientific and financial analysis, and our understanding of healthcare financial market forces, provides us a competitive advantage. We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including, but not limited to, leading venture capital and private equity groups, hedge fund groups, investment banking firms, other investment market participants, consultants, accounting firms and large business enterprises.

Dr. Amusa, our Executive Chairman and Chief Science Officer, has 19 years of experience in healthcare finance. Since 2014, Dr. Amusa has served as a Partner, Director of Research, and a Senior Research Analyst covering disruptive biotechnology companies at Chardan Capital Markets. Under his leadership, Chardan’s equity research team has focused on healthcare verticals associated with high investment return potential — particularly in the genetic medicines, cell therapy, and microbiome medicines spaces. In 2019, Dr. Amusa was ranked by TipRanks, the world’s leading analyst ranking service, as the #2 out of more than 6,000 Wall Street analysts based on “the analysts’ ability to generate return with their stock ratings and price targets”. Prior to joining Chardan, Dr. Amusa was a Managing Director, Head of European Pharma Research, and Global Pharma & Biotech Coordinator at UBS. Prior to UBS, Dr. Amusa was a Senior Research Analyst and Head of European Pharma research at Sanford Bernstein. He started his career in healthcare finance at Goldman Sachs as an Associate in the Healthcare Investment Banking Group. Dr. Amusa has advised governments, healthcare investment funds, and various other stakeholders, for example on evolving trends in the disruptive biotechnology space. Dr. Amusa received a BSE with honors in biomedical engineering from Duke University, an MD from Washington University Medical School, and his MBA (GPA 4.0/4.0) from the University of Chicago, Booth School of Business. Dr. Amusa was Executive Chairman of Chardan Healthcare Acquisition Corp. from inception through its successful business combination with BiomX Ltd.

Jonas Grossman, our Chief Executive Officer, leads Chardan’s capital markets team which has executed more than 400 transactions since inception. In addition to its broader emerging growth and SPAC activities, the team has completed more than 95 offerings for healthcare companies raising more than $5.8 billion since 2015 and more than 50 offerings for healthcare companies raising more than $3.8 billion since the beginning of 2017.

George Kaufman leads Chardan’s investment banking group, which, in addition to working on the deals described in the preceding paragraph, has advised on the business combinations of 15 SPACs, as well as participated in key roles in the 5 previous Chardan-branded SPACs.

Together, Mr. Grossman, Mr. Kaufman, and their teams have acted as underwriter on 75 SPAC IPO’s since 2004 that generated gross proceeds of approximately $9.1 billion. Since the beginning of 2016, Chardan has ranked as the most active book running or lead-managing underwriter of SPAC IPO’s, acting in such capacity on 28 SPAC IPO’s that raised gross proceeds of approximately $3.2 billion in that period.

We have also assembled a group of independent directors who have a broad range of clinical medicine, scientific, management leadership, operational, or other industry experience within the healthcare and financial industries. Over the course of their careers, our directors have developed a broad international network of contacts and corporate relationships, and they have gained extensive experience with acquisitions, divestitures and corporate strategy and implementation, which we believe will significantly benefit us as we evaluate potential acquisition or merger candidates, as well as following the completion of our initial business combination.

Messrs. Grossman, Kaufman and Dr. Amusa were previously the founders and officers of Chardan Healthcare Acquisition Corp. (“CHAC”), a blank check company that completed its initial public offering in December 2018, raising $70,000,000 with the strategic goal of consummating a business combination with a target company in the biotechnology sector. On October 28, 2019, CHAC closed a business combination with with BiomX Ltd (“BiomX”). BiomX is a clinical-stage microbiome company developing both natural and engineered phage cocktails designed to target and destroy bacteria that affect the appearance of skin, as well as harmful bacteria in chronic diseases, such as IBD, PSC, and cancer. Messrs. Grossman, Kaufman and Dr. Amusa were part of the management team at CHAC during the initial public offering and the search for suitable acquisition targets.

As more fully discussed in “Management — Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) endeding December 31, 2025, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior December 31st, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Acquisition Strategy

Our acquisition strategy is to identify, acquire and, after our initial business combination, to build a public company. Our selection process will leverage our team’s network of industry, venture capital, hedge fund, private equity and lending community relationships as well as relationships with management teams of public and private companies, investment bankers, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We intend to deploy a proactive, thematic sourcing strategy and to focus on companies where we believe the combination of the relationships, capital, capital markets expertise and operating experience of executives at Chardan, can help accelerate the target business’ growth and performance. We will initially focus on emerging growth healthcare companies in healthcare niches including, but not limited to, biotechnology, medical technology and digital health.

Industry Opportunity

●	Chardan is Positioned in the Most Exciting Healthcare Segments

Chardan is focused on healthcare sub-sectors with the highest potential for investment returns due to creating real value for society, specifically through disruptive innovation, generation of cost savings, or improved provision of access to medicines. For example, Chardan has generated the leading research coverage of the genetic medicines segment of healthcare. Gene therapy involves insertion of genetic material into cells of the patients to provide the cells a new function or to restore missing or inappropriate functioning. In 2017, three gene therapies were approved for the first time in the United States, namely, Kymriah, Yescarta, and Luxturna. The gene therapy sector outperformed broader biotech markets as big cap pharma increased the pace of acquisitions for gene therapy companies, as exemplified by the acquisition in 2018 of AveXis, whose transformational gene therapy, Zolgensma, was approved in 2019. The sector has attracted a substantial funding in past five years on the potential of gene therapies, oftentimes as one-time treatments, to transform clinical outcomes. Other segments where Chardan is positioned include the broader genetic medicines space (vector gene therapy, gene editing, RNA medicines), cell therapy, microbiome medicines, and medical technology and digital healthcare.

●	Macro Factors will Create Winners and Losers, even in a Growing Healthcare Market

The healthcare industry is primed for new technologies and business models due to the increasing cost of healthcare and due to the increasing pressure to add value to the system. We anticipate certain lower-value segments of healthcare will be burdened by the pressures of cost cutting, while companies or segments that deliver superior products and services, with better clinical and non-clinical outcomes, will thrive. Our team will take a fundamental approach to investment opportunities and conduct stringent due diligence to screen such companies. We see opportunities in particular for companies that address global healthcare cost pressures by: succeeding in disruptive innovation, thus justifying monies spent by delivering cures or other breakthrough outcomes; delivering cost savings, to address global healthcare cost pressures; or providing access to medicines, as the marginal benefits from healthcare spending are highest when providing goods and services to those who do not already receive them.

●	Increasingly Large Healthcare Markets Increase the Importance of Real Innovation

The healthcare industry consists of sectors providing curative, preventive, rehabilitative, and palliative care for patients. The industry includes organizations providing such goods and services, as well as the doctors, nurses, and other healthcare employees. Total healthcare spending in the United States is projected to have reached $3.6 trillion in 2018 and is expected to grow by an average 5.5 percent annually from 2018 to 2027 and reach nearly $6.0 trillion by 2027, according to a report by The Centers for Medicare & Medicaid Services (“CMS”). Total healthcare expenditures are thus expected rise to 19.4 percent of the US Gross Domestic Product in 2027.

●	Supportive Macro Dynamics Enhance the Demand for Healthcare Products and Services

The healthcare market globally mirrors a similar trend in the US of an increased contribution to the economy due, in part, to the aging of the global population and other durable macro dynamics. For example, in good part due to the impact of healthcare on society, the global life expectancy increased from 31 years in 1900 to 72 years in 2017 according to the United Nations and census reports from the US and Europe. As a disproportionate amount of overall healthcare spending is associated with diseases of aging, the aging of the global population will continue to drive increased healthcare consumption. In addition, less developed countries have gone through an unprecedented period of healthcare insurance and infrastructure expansion that has led the countries to have significantly higher contributions to the global healthcare marketplace.

●	A Broad Universe of Potential Targets Exists Due to the Importance of Healthcare

The target universe of healthcare opportunities is extensive, considering healthcare’s overall contribution to the economy. A factor that further broadens the universe is the high amount of innovation occurring within healthcare. In the wake of the genomics revolution, the pace of innovation is accelerating. With the streamlining of the externalization of breakthrough science from academic institutions, particularly in the United States, as mandates shifted from protecting intellectual property to externalizing it, increasing numbers of potentially disruptive healthcare innovations exist that may be underappreciated or underfunded. Early-stage companies need capital and advisory services to reach their commercial potential.

Investment Criteria

We are focused on companies in disruptive and other value-added subsegments of healthcare that have the potential for significant gains in the next five years. Our ideal company will be institutionally backed, with a high-quality management team and a demonstrated ability to raise money from the private capital markets. The segments we will target include biotechnology, medical technology and digital health.

The focus of our management team is to create stockholder value by leveraging its experience to efficiently guide an emerging healthcare company towards commercialization. Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see fit to do so:

●	Healthcare Company Poised for Rapid Growth

We intend to primarily seek to acquire one or more growth businesses with a total equity value of greater than 5 to 10 times the amount of the proceeds of our initial public offering. We believe that there are a substantial number of potential target businesses with appropriate valuations that can benefit from a public listing and new capital for growth to support significant revenue and earnings growth or to advance clinical programs. We do not intend to acquire a start-up company.

●	Niche Leader and Specialized Business with High Growth Potential

We intend to seek target companies that have significant and underexploited expansion opportunities in a niche sector. This can be accomplished through a combination of accelerating organic growth and finding attractive add-on acquisition targets. Our management team has significant experience in identifying such targets and in helping target management assess the strategic and financial fit. Similarly, our management has the expertise to assess the likely synergies and a process to help a target integrate acquisitions. Additionally, our management team has extensive experience assisting healthcare companies raise money as they navigate the regulatory approval process.

●	Benefits from Being a U.S. Public Company (Value Creation and Marketing Opportunities)

We intend to seek target companies that should offer attractive risk-adjusted equity returns for our stockholders. We intend to seek to acquire a target on terms and in a manner that leverage our experience. We expect to evaluate a Company based on its potential to successfully achieve regulatory approval and commercialize its product(s). We also expect to evaluate financial returns based on (i) risk-adjusted peak sales potential (ii) the potential of pipeline products and the scientific platform (iii) the ability to achieve the system cost savings, (iv) the ability to accelerate growth via other options, including through the opportunity for follow-on acquisitions, and (v) the prospects for creating value through other value creation initiatives. Potential upside, for example, from the growth in the target business’ earnings or an improved capital structure, will be weighed against any identified downside risks.

●	Potential Benefit from Globalization Trends and Possession of Competitive Advantages

Target companies exhibit unrecognized value or other characteristics that we believe have been misevaluated by the marketplace based on our company-specific analyses and due diligence. For a potential target company, this process will include, among other things, a review and analysis of the company’s capital structure, quality of current or future earnings, preclinical or clinical data, potential for operational improvements, corporate governance, customers, material contracts, and the industry and trends. We intend to leverage the operational experience and disciplined investment approach of our team to identify opportunities to unlock value that our experience in complex situations allows us to pursue.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Effecting a Business Combination

General

We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private warrants, our shares, new debt, or a combination of these, as the consideration to be paid in our initial business combination. We may seek to consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth (such as a company that has begun operations but is not yet at the stage of commercial manufacturing and sales), which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

If our initial business combination is paid for using shares or debt securities, or not all of the funds released from the trust account are used for payment of the purchase price in connection with our business combination or used for redemptions of purchases of our common stock, we may apply the cash released to us from the trust account that is not applied to the purchase price for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

We have not identified any acquisition targets. From the period prior to our formation through the date of this prospectus, there have been no communications, evaluations or discussions between any of our officers, directors or our sponsor and any of their contacts or relationships regarding a potential initial business combination. Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate. Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, this assessment may not result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or the NYSE American stock exchange, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity groups, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources also may introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, also may bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire that such an initial business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. In any case, we will only consummate an initial business combination in which we become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes as discussed below) or are otherwise not required to register as an investment company under the Investment Company Act or to the extent permitted by law we may acquire interests in a variable interest entity, in which we may have less than a majority of the voting rights in such entity, but in which we are the primary beneficiary. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination. To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth (such as a company that has begun operations but is not yet at the stage of commercial manufacturing and sales), we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Fair Market Value of Target Business or Businesses

The target business or businesses or assets with which we effect our initial business combination must have a collective fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination. If we acquire less than 100% of one or more target businesses in our initial business combination, the aggregate fair market value of the portion or portions we acquire must equal at least 80% of the value of the trust account (excluding taxes payable) at the time of the agreement to enter into such initial business combination. However, we will always acquire at least a controlling interest in a target business. The fair market value of a portion of a target business or assets will likely be calculated by multiplying the fair market value of the entire business by the percentage of the target we acquire. We may seek to consummate our initial business combination with an initial target business or businesses with a collective fair market value in excess of the balance in the trust account. In order to consummate such an initial business combination, we may issue a significant amount of debt, equity or other securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt, equity or other securities. If we issue securities in order to consummate such an initial business combination, our stockholders could end up owning a minority of the combined company’s voting securities as there is no requirement that our stockholders own a certain percentage of our company (or, depending on the structure of the initial business combination, an ultimate parent company that may be formed) after our business combination. Because we have no specific business combination under consideration, we have not entered into any such arrangement to issue our debt or equity securities and have no current intention of doing so.

The fair market value of a target business or businesses or assets will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value, enterprise value and, where appropriate, upon the advice of appraisers or other professional consultants. Investors will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of a particular target business. If our board of directors is not able to independently determine that the target business or assets has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire with respect to the satisfaction of such criterion. Notwithstanding the foregoing, unless we consummate a business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire, that the price we are paying is fair to our stockholders.

Lack of Business Diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. The future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the target’s management team, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public stockholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial stockholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we so choose and we are legally permitted to do so, we have the flexibility to avoid a stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the issued and outstanding shares of common stock voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until April 28, 2022 in order to be able to receive a pro rata share of the trust account.

Our initial stockholders and our officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to convert any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination.

If we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, initial stockholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, initial stockholders and their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion/Tender Rights

At any meeting called to approve an initial business combination, public stockholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. Notwithstanding the foregoing, our initial stockholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we hold a meeting to approve an initial business combination, a holder will always have the ability to vote against a proposed business combination and not seek conversion of his shares.

Alternatively, if we engage in a tender offer, each public stockholder will be provided the opportunity to sell his public shares to us in such tender offer. The tender offer rules require us to hold the tender offer open for at least 20 business days. Accordingly, this is the minimum amount of time we would need to provide holders to determine whether they want to sell their public shares to us in the tender offer or remain an investor in our company.

Our initial stockholders, officers and directors will not have conversion rights with respect to any shares of common stock owned by them, directly or indirectly.

We may also require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote on the business combination. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such delivery requirements. Accordingly, a stockholder would have from the time our proxy statement is mailed through the vote on the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. Under Delaware law and our bylaws, we are required to provide at least 10 days’ advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise conversion rights. As a result, if we require public stockholders who wish to convert their shares of common stock into the right to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their conversion rights and may be forced to retain our securities when they otherwise would not want to. The conversion rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise conversion rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

Any request to convert or tender such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or expiration of the tender offer. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their conversion or tender and subsequently decides prior to the vote on the business combination or the expiration of the tender offer not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion or tender rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation of Trust Account if No Business Combination

If we do not complete a business combination by April 28, 2022, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any redemptions are made to stockholders, any liability of stockholders with respect to a redemption is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. It is our intention to redeem our public shares as soon as reasonably possible after April 28, 2022, but not more than five business days thereafter, and, therefore, we do not intend to comply with the above procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to seeking to complete an initial business combination, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We will seek to have all third parties (including any vendors or other entities we engage) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account.

As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our insiders have agreed that they will be jointly and severally liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below $10.00 per public share, except as to any claims by a third party who executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. Our board of directors has evaluated our insiders’ financial net worth and believes they will be able to satisfy any indemnification obligations that may arise. However, our insiders may not be able to satisfy their indemnification obligations, as we have not required our insiders to retain any assets to provide for their indemnification obligations, nor have we taken any further steps to ensure that they will be able to satisfy any indemnification obligations that arise. Moreover, our insiders will not be liable to our public stockholders and instead will only have liability to us. As a result, if we liquidate, the per-share distribution from the trust account could be less than approximately $10.00 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the trust account, inclusive of any interest not previously released to us, (subject to our obligations under Delaware law to provide for claims of creditors as described below).

If we are unable to consummate an initial business combination and are forced to redeem 100% of our outstanding public shares for a portion of the funds held in the trust account, we anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 5 business days to effectuate the redemption of our public shares. Our insiders have waived their rights to participate in any redemption with respect to their insider shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our insiders have agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and have agreed not to seek repayment of such expenses. Each holder of public shares will receive a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete our initial business combination in the required time period or if the stockholders seek to have us convert their respective shares of common stock upon a business combination which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share redemption or conversion amount received by public stockholders may be less than $10.00.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Certificate of Incorporation

Our certificate of incorporation contains certain requirements and restrictions that will apply to us until the consummation of our initial business combination. If we hold a stockholder vote to amend any provisions of our certificate of incorporation relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our insiders have agreed to waive any conversion rights with respect to any insider shares and any public shares they may hold in connection with any vote to amend our certificate of incorporation. Specifically, our certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated by April 28, 2022, then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of common stock;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

Potential Revisions to Agreements with Insiders

Each of our insiders has entered into letter agreements with us pursuant to which each of them has agreed to do certain things relating to us and our activities prior to a business combination. We could seek to amend these letter agreements without the approval of stockholders, although we have no intention to do so. In particular:

●	Restrictions relating to liquidating the trust account if we failed to consummate a business combination in the time-frames specified above could be amended, but only if we allowed all stockholders to redeem their shares in connection with such amendment;

●	Restrictions relating to our insiders being required to vote in favor of a business combination or against any amendments to our organizational documents could be amended to allow our insiders to vote on a transaction as they wished;

●	The requirement of members of the management team to remain our officer or director until the closing of a business combination could be amended to allow persons to resign from their positions with us if, for example, the current management team was having difficulty locating a target business and another management team had a potential target business;

●	The restrictions on transfer of our securities could be amended to allow transfer to third parties who were not members of our original management team;

●	The obligation of our management team to not propose amendments to our organizational documents could be amended to allow them to propose such changes to our stockholders;

●	The obligation of insiders to not receive any compensation in connection with a business combination could be modified in order to allow them to receive such compensation;

●	The requirement to obtain a valuation for any target business affiliated with our insiders, in the event it was too expensive to do so.

Except as specified above, stockholders would not be required to be given the opportunity to redeem their shares in connection with such changes. Such changes could result in:

●	Our having an extended period of time to consummate a business combination (although with less in trust as a certain number of our stockholders would certainly redeem their shares in connection with any such extension);

●	Our insiders being able to vote against a business combination or in favor of changes to our organizational documents;

●	Our operations being controlled by a new management team that our stockholders did not elect to invest with;

●	Our insiders receiving compensation in connection with a business combination; and

●	Our insiders closing a transaction with one of their affiliates without receiving an independent valuation of such business.

We will not agree to any such changes unless we believed that such changes were in the best interests of our stockholders (for example, if we believed such a modification were necessary to complete a business combination). Each of our officers and directors have fiduciary obligations to us requiring that they act in our best interests and the best interests of our stockholders.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights and the number of our outstanding warrants and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, shares of common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation sent to stockholders to assist them in assessing the target business. In all likelihood, the financial information included in the proxy solicitation materials will need to be prepared in accordance with U.S. GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. The financial statements may also be required to be prepared in accordance with U.S. GAAP for the Form 8-K announcing the closing of an initial business combination, which would need to be filed within four business days thereafter. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial information. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act beginning for the fiscal year ending December 31, 2021. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the closing of initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior December 31st, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We currently maintain our executive offices at 17 State Street, 21st Floor, New York, NY 10004. Our sponsor is making this space available to us free of charge. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on NYSE American stock exchange, or NYSE American, under the symbol “CHAQ.U” on April 24, 2020. The shares of common stock and warrants underlying the units began to trade separating on the NYSE American under the symbols “CHAQ” and “CHAQ.WS,” respectively, on or about June 18, 2020.

Holders of Record

As of March 3, 2021, there were 10,778,305 of our ordinary shares issued and outstanding held by 8 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

The registration statement for the initial public offering (the “Initial Public Offering”) was declared effective on April 23, 2020. On April 28, 2020, we consummated our Initial Public Offering of 8,500,000 Units. On June 5, 2020, in connection with underwriters’ election to partially exercise their over-allotment option, we sold an additional 122,644 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $86,226,440. Chardan Capital Markets, LLC acted as the sole book-running manager. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-236977). The SEC declared the registration statements effective on April 23, 2020.

Simultaneously with the consummation of the Initial Public Offering, the partial exercise of the over-allotment option and the sale of the Private Placement Warrants, we consummated a private placement of 3,500,000, Private Placement Warrants to Chardan Investments 2, LLC (our “Sponsor”) at a price of $0.40 per Private Placement Warrant, generating total proceeds of $1,400,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “Chardan Healthcare Acquisition 2 Corp.,” “our,” “us” or “we” refer to Chardan Healthcare Acquisition 2 Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the annual financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the year ended December 31, 2020, we had a net loss of $780,770, which consists of operating costs of $801,961 offset by interest income on marketable securities held in the Trust Account of $21,191.

For the year ended December 31, 2019, we had net loss of $520, which consisted of operating costs.

Liquidity and Capital Resources

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

For the year ended December 31, 2020, cash used in operating activities was $472,915. Net loss of $780,770 was affected by interest earned on marketable securities held in the Trust Account of $21,191. Changes in operating assets and liabilities provided $329,046 of cash for operating activities.

For the year ended December 31, 2019, cash used in operating activities was $2,295. Net loss of $520 was affected by changes in operating assets and liabilities used $1,775 of cash for operating activities.

As of December 31, 2020, we had marketable securities held in the Trust Account of $86,247,631 (including approximately $22,000 of interest income) consisting of securities held in a money market fund that invests in U.S Treasury Securities with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2020, we did not withdraw any interest earned on the Trust Account to pay our taxes.

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

As of December 31, 2020, we had cash of $687,313 outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Loss Per Common Share

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

Recent accounting pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, management’s report is not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 3, 2021.

Name	Position
Gbola Amusa	Executive Chairman of the Board and Chief Science Officer
Jonas Grossman	President, Chief Executive Officer and Director
George Kaufman	Chief Financial Officer, Head of Strategy and Director
Guy Barudin	Chief Operating Officer
Isaac Manke	Director Nominee
Michael Rice	Director Nominee
Richard Giroux	Director Nominee
Matthew Rossen	Director Nominee
R.A. Session II	Director Nominee

Dr. Gbola Amusa, 45, has been our Executive Chairman since June 2018 and Chief Science Officer since March 2020. Dr. Amusa was the Executive Chairman of Chardan Healthcare Acquisition Corp. from March 2018 until its merger in October 2019 with BiomX, Ltd. (NYSE: PHGE). Dr. Amusa is currently a director of BiomX. Dr. Amusa has served as Partner, Director of Research, and Head of Healthcare Equity Research at Chardan Capital Markets since December 2014. At Chardan, he has established the firm’s healthcare vision by focusing on disruptive healthcare segments, such as gene therapy/genetic medicines that have the highest potential for significant investment returns. Dr. Amusa was previously Managing Director, Head of European Pharma Research, and Global Pharma & Biotech Coordinator at UBS (from 2007 to 2013), where he oversaw 25 analysts. Prior to UBS, Dr. Amusa was a Senior Research Analyst and Head of European Pharma research at Sanford Bernstein. He started his career in finance at Goldman Sachs as an Associate in the Healthcare Investment Banking Group, where he worked on large transactions including the Amgen/Immunex merger. Additionally, Dr. Amusa was previously a Healthcare Finance & Strategy Consultant working with governments, companies, leading foundations and think tanks. He holds an M.D. from Washington University Medical School, an M.B.A. with High Honors (GPA 4.0/4.0) from the University of Chicago Booth School of Business, and a B.S.E. with Honors from Duke University. We believe Mr. Amusa’s long-running healthcare finance experience as well as his previous company board positions make him well qualified to serve as a director for the Chardan Healthcare Acquisition 2 Corp.

Jonas Grossman, 45, has been our Chief Executive Officer since June 2018. Mr. Grossman was the Chief Executive Officer and President of the SPAC Chardan Healthcare Acquisition Corp. from March 2018 until its merger in October 2019 with BiomX (NYSE: PHGE). Jonas is currently a director of BiomX and since March 2020 is also a director of LifeSci Acquisition Corp. Mr. Grossman has served as Partner and Head of Capital Markets for Chardan Capital Markets, LLC, a New York headquartered broker/dealer, since December 2003. Mr. Grossman has served as President of Chardan Capital Markets, LLC since September 2015. Since 2003, Mr. Grossman has overseen the firm’s deal origination and syndication, execution, secondary market sales and trading and corporate access initiatives. He has extensive transactional experience having led or managed more than 400 transactions during his tenure at Chardan. Since December 2006, Mr. Grossman has served as a founding partner for Cornix Advisors, LLC, a New York based hedge fund. From 2001 until 2003, Mr. Grossman worked at Ramius Capital Group, LLC, a global multi-strategy hedge fund where he served as Vice President and Head Trader. Mr. Grossman served as a director for China Broadband (NASDAQ: IDEX) from January 2008 until November 2010. He holds a B.A. in Economics from Cornell University and an M.B.A. from NYU’s Stern School of Business. We believe Mr. Grossman’s long-running capital markets experience as well as his previous company board positions make him well qualified to serve as a director for the Chardan Healthcare Acquisition 2 Corp.

George Kaufman, 42, has been our Chief Financial Officer and Head of Strategy since June 2018. Mr. Kaufman was the Chief Financial Officer, Head of Strategy and a director of Chardan Healthcare Acquisition Corp. from March 2018 until October 2019. Mr. Kaufman has served as Managing Director and Head of Investment Banking for Chardan Capital Markets, LLC since January 2006. Mr. Kaufman established the investment banking, brokerage and marketing protocols and standards at Chardan since joining the firm in 2004. Mr. Kaufman has extensive experience with SPACs, M&A transactions and financings especially in association with emerging growth companies. Mr. Kaufman founded Detroit Coffee Company, LLC, a national roaster, wholesaler and retail distributor of high-end specialty coffees in January 2002 and currently serves as its chief executive officer and has been a director of Prime Acquisition Corp. a European real estate company, since May 2014. Mr. Kaufman received a Bachelor of Arts degree in Economics from the University of Vermont.

Guy Barudin, 59, has been our Chief Operating Officer since December 2019. Since February 2019, Mr. Barudin, has been a Director at Chardan Capital Markets, LLC where he supports general investment banking and was a member of the Chardan Healthcare Acquisition Corp. transaction team. Prior to joining Chardan, from 2007 to February 2019, Mr. Barudin was Managing Director at Terrapin Partners, LLC, a private equity investment firm. From June 2014 to December 2016, Mr. Barudin served as Chief Financial Officer and Chief Operating Officer of Terrapin 3 Acquisition Corp. until that SPAC merged with Yatra Online, Inc. Prior to serving with Terrapin 3, Mr. Barudin was a member of the management team of Aldabra 2 Acquisition Corp. until that SPAC merged with certain paper and packaging businesses of Boise Cascade. At Terrapin Partners, Mr. Barudin also managed a portfolio of alternative assets including real estate, energy, private equity, venture capital, hedge funds and fund of funds. Prior to Terrapin, from 2000 to 2007, Mr. Barudin was Senior Director at Medco Health Solutions, where he held various business development and finance positions and concentrated on strategic transactions related to healthcare information technology and pharmacy benefit strategy. Prior to Medco, Mr. Barudin was Vice President for Alliances and New Ventures at MasterCard International where he focused on payments and financial technology strategic transactions. Prior to Mastercard, he held positions in corporate finance at Merrill Lynch, PaineWebber Group Inc., and Dillon Read & Co., Inc. Mr. Barudin received an MS from Massachusetts Institute of Technology Sloan School of Management and a BSE from Princeton University.

Isaac Manke, 42, has been a director since April 2020. Dr. Manke has more than 15 years of experience in the life science industry as an investor, research analyst, consultant and scientist. Dr. Manke joined New Leaf Venture Partners, or NLV, in 2009 as an associate, and was a General Partner at NLV from 2017 to 2019. Dr. Manke’s investment activities with NLV started with a focus on venture investments in the biopharmaceutical sector. Dr. Manke led the firm’s public investment activities initially with the public portfolio within NLV-II, and from 2014 through December 2019 had included day-to-day management and oversight responsibility for the NLV Biopharma Opportunities Funds. Dr. Manke has been a board member or observer for several companies, including the boards of True North Therapeutics (acquired by Bioverativ) and Karos Pharmaceuticals (acquired by an undisclosed company). Prior to joining NLV, Dr. Manke was an Associate in the Global Biotechnology Equity Research group at Sanford C. Bernstein. Previously, Dr. Manke worked as an Associate in the Biotechnology Equity Research group at Deutsche Bank and was a Senior Analyst at Health Advances, a biopharmaceutical and medical device strategy consulting firm. Dr. Manke received a B.A. in Biology and a B.A. in Chemistry at Minnesota State University (Moorhead), and a Ph.D. in Biophysical Chemistry and Molecular Structure at the Massachusetts Institute of Technology, or MIT. Dr. Manke’s discoveries led to several publications in top journals, including Science and Cell, and were selected by Science as one of the “2003: Signaling Breakthroughs of the Year.” These discoveries also resulted in four issued patents. We believe Mr. Manke’s long-running life science investment experience as well as his previous company board positions make him well qualified to serve as a director for the Chardan Healthcare Acquisition 2 Corp.

Michael Rice, 53, has been a director since April 2020. Mr. Rice has experience in portfolio management, corporate management, investment banking and capital markets. Mr. Rice has been the co-founder of LifeSci Advisors and LifeSci Capital since March 2010. From December 2018 until October 2019, Mr. Rice was a director of Chardan Healthcare Acquisition Corp. Since March 2020, Mr. Rice has been a director and the COO of LifeSci Acquisition Corp. From April 2007 to November 2008 Mr. Rice was the co-head of health care investment banking at Canaccord Adams, where he was involved in debt and equity financing. Mr. Rice was also was a Managing Director at Think Equity Partners from April 2005 to April 2007, where he was responsible for managing Healthcare Capital Markets. Prior to that, from August 2003 to March 2005 Mr. Rice served as a Managing Director at Bank of America serving large hedge funds and private equity healthcare funds. Previously, he was a Managing Director at JPMorgan/Hambrecht & Quist. Mr. Rice has been a Director of RDD Pharma Ltd. since January 2016 and Navidea Biopharmaceuticals Inc. since May 2016. Mr. Rice received his BA from the University of Maryland. We believe Mr. Rice’s long-running healthcare advisory experience as well as his previous company board positions make him well qualified to serve as a director for the Chardan Healthcare Acquisition 2 Corp.

Richard Giroux, 46, has been a director since April 2020. Mr. Giroux was a director of Chardan Healthcare Acquisition Corp. from December 2018 to October 2019. Mr. Giroux is a Founder and has been the Chief Operating Officer of MeiraGTx (NASDAQ:MGTX) since the company’s formation in 2015. He brings more than 20 years of leadership and capital markets experience in finance and healthcare to his position. Prior to joining MeiraGTx, Rich was a partner at Sarissa Capital Management LP, an activist healthcare hedge fund, from 2014 to 2015. In 2010, Mr. Giroux helped launch and operate Meadowvale Partners, a multi-strategy hedge fund, where he was a founding partner and healthcare portfolio manager from 2009 to 2013. Prior to Meadowvale, he was a partner at Sivik Global Healthcare (formerly Argus Partners) from 2001 – 2008, a long/short global equity healthcare fund. From 1996 to 2001, he worked in the equity derivative divisions of Goldman Sachs and Salomon Smith Barney where he structured, marketed and traded derivative and cash products for domestic and international hedge funds and asset allocators. Mr. Giroux received his BA in Economics from Yale University. We believe Mr. Giroux is well qualified to serve as a director based on his biotechnology industry leadership and capital markets experience from founding through private capital raising and public offering.

Matthew Rossen, 41, has been a director since April 2020. Mr. Rossen was a director of Chardan Healthcare Acquisition Corp. from December 2018 to October 2019. Mr. Rossen has 20 years’ experience in the pharmaceutical and biotech arena, working across multiple therapeutic categories including Anti-Infectives, Alzheimer’s, Cardiovascular, Hematology, Solid Tumor, and Sleep Science. Since April 2019, Mr Rossen has been Vice President, Marketing at QED Therapeutics, a subsidiary of BridgeBio. From January 2018 until March 2019, Mr. Rossen was a Senior Director of Business Development for Jazz Pharmaceuticals. Prior to working in business development, from 2012 to 2017, Mr. Rossen had been leading the commercial efforts of the Hematology Oncology division at Jazz Pharmaceuticals. Prior thereto, from 2001 to 2010 Mr. Rossen worked at Pfizer Inc., where he spent 10 years in positions of increasing responsibility across a number of functions including Operations and Manufacturing, US and WW Marketing and Commercial Development. He holds a B.S. in Kinesiology and Applied Human Physiology from the University of Colorado and received his MBA from NYU’s Stern School of Business. We believe Mr. Rossen is well qualified to serve as a director due to his deep understanding of and appreciation for the investments needed to ensure development and commercial success in the Biosciences sector.

R.A. Session II, 41, has been a director since April 2020. Mr. Session has been Chief Business Officer of the gene therapy subsidiaries of BridgeBio since January 2019. Previously, he was Senior Vice President of Corporate Strategy and Business Development from March 2017 at AveXis until its $8.7 billion acquisition by Novartis in July 2018. From June 2013 to March 2017, Mr. Session served in various roles for PTC Therapeutics, Inc., most recently as the vice president of commercial development. He also served in various roles at Reata Pharmaceuticals, Inc., most recently as the senior director of strategic planning and finance. Prior to Reata Pharmaceuticals, Mr. Session worked at AstraZeneca Pharmaceuticals as senior manager of commercial portfolio and post deal analytics in the managed markets group. He began his career in the pharmaceutical division of Johnson & Johnson, where he served in several positions including senior financial analyst in the strategic business group. Mr. Session currently serves on the board of directors for Lung Therapeutics, ReCode Therapeutics, and Sandhill Therapeutics. Mr. Session is a member of the Kauffman Fellows Society. Mr. Session received a B.S/B.A. in finance from the University of North Carolina at Charlotte, a M.S.F. in finance from Texas A&M University-Commerce and an MBA from Texas A&M University-Commerce. We believe Mr. Session is well qualified to serve as a director due to his extensive experience in biotech business development, mergers and acquisitions.

Director Independence

The NYSE American stock exchange requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Upon the effective date of the registration statement of which this prospectus forms a part, Messrs. Rice, Giroux, Rossen, Manke, and Session have become our independent directors. Our independent directors will have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms that our board believes are no less favorable to us than could be obtained from independent parties.

Mr. Rice currently serves as the Chief Operating Office of LifeSci Acquisition Corp., a special purpose acquisition company current listed and trading on the Nasdaq Capital Market, for which Jonas Grossman serves as an independent director and member of the compensation committee. Under Section 803(2)(e) of the NYSE American Company Guide, a director who is employed as an executive officer of another entity where at any time during the most recent three fiscal years any of the issuer’s executive officers serve on the compensation committee of such other entity would not be considered independent. However, because Mr. Rice does not receive compensation from LifeSci Acquisition Corp., and therefore is not employed by such entity, our board of directors has determined that he is independent pursuant to the NYSE American Company Guide.

Audit Committee

Effective as of the date of this prospectus, we have established an audit committee of the board of directors, which will consist of Mr. Rossen, Mr. Giroux, and Mr. Rice, each of whom is an independent director under the NYSE American’s listing standards. Mr. Rice is the Chairperson of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

Pursuant to NYSE American rules, the audit committee will at all times be composed exclusively of “independent directors” who are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the NYSE American that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Rice qualifies as an “audit committee financial expert,” as defined under rules and regulations of the NYSE American and the SEC.

Nominating Committee

Effective as of the date of this prospectus, we have established a nominating committee of the board of directors, which will consist of Mr. Rossen, Mr. Manke and Mr. Session, each of whom is an independent director under the NYSE American’s listing standards. Mr. Rossen is the Chairperson of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee

Effective as of the date of this prospectus, we will establish a compensation committee of the board of directors, which will consist of Messrs. Rossen, Manke, and Session, each of whom is an independent director under the NYSE American’s listing standards. Mr. Rossen is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and if there is a conflict of interest in determining to which entity a particular business opportunity should be presented, any pre-existing fiduciary obligation will be presented the opportunity before we are presented with it.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	The insider shares owned by our officers and directors will be released from escrow only if a business combination is successfully completed and subject to certain other limitations. Additionally, our officers and directors will not receive distributions from the trust account with respect to any of their insider shares if we do not complete a business combination. In addition, our officers and directors may loan funds to us and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their shares.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our consummation of an initial business combination and (2) 24 months from the date of this prospectus. This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our business combination because in most cases the affiliated companies are closely held entities controlled by the officer or director or the nature of the affiliated company’s business is such that it is unlikely that a conflict will arise.

The following table summarizes the other relevant pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Affiliated Company	Name of Individual	Priority/Preference relative to Chardan Healthcare Acquisition 2 Corp.
Chardan Capital Markets, LLC BiomX Inc.	Gbola Amusa	Chardan Capital Markets, LLC will have priority over us

Chardan Capital Markets, LLC BiomX, Inc. LifeSci Acquisition Corp.	Jonas Grossman	Chardan Capital Markets, LLC will have priority over us

Chardan Capital Markets, LLC	George Kaufman	Chardan Capital Markets, LLC will have priority over us

Prime Acquisition Corp.	George Kaufman	We do not believe that Prime Acquisition Corp. will result in a conflict because Prime focuses on the real estate industry in Europe

Chardan Capital Markets, LLC	Guy Barudin	Chardan Capital Markets will have priority over us

LifeSci Advisors, LLC LifeSci Acquisition Corp.	Michael Rice	LifeSci Advisors, LLC and LifeSci Acquistion Corp. will have priority over us

MeiraGTx	Richard Giroux	MeiraGTx will have priority over us

Jazz Pharmaceuticals QED Therapeutics	Matthew Rossen	Jazz Pharmaceuticals and QED Therapeutics will have priority over us

Addex Therapeutics Star Therapeutics ReViral, Ltd.	Isaac Manke	We do not believe that Addex Therapeutics will result in a conflict because of its different strategic focus. Dr. Manke intends to resign from the boards of both Star Therapeutics and ReViral, Ltd. prior to the offering.

As noted above, some of our officers and directors are affiliated with Chardan Capital Markets, LLC, which is also our sponsor and the underwriter in our initial public offering. Such officers and directors owe a pre-existing fiduciary duty to Chardan Capital Markets, LLC, meaning that they will present opportunities to Chardan Capital Markets, LLC prior to presenting them to us, if, for example, a potential target company is open to either raising funds in an offering or engaging in a transaction with a SPAC. This may limit the number of potential targets they present to us for purposes of completing a business combination.

In connection with the vote required for any business combination, all of our existing stockholders, including all of our officers and directors, have agreed to vote their respective insider shares in favor of any proposed business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to those shares of common stock acquired by them prior to our initial public offering. If they purchase shares of common stock in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert such shares (or sell their shares in any tender offer) in connection with the consummation of our initial business combination or an amendment to our certificate of incorporation relating to pre-business combination activity.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or initial stockholders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). Furthermore, in no event will any of our initial stockholders, officers, directors, special advisors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11.	EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 2, 2021 the number of ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 2, 2021, we had 20,450,000 ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of derivative securities that are not exercisable within 60 days of March 2, 2021.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares
Gbola Amusa	0	*
Jonas Grossman(2)	2,105,661	19.5%
George Kaufman	0	*
Michael Rice	10,000	*
Richard Giroux	10,000	*
Matthew Rossen	10,000	*
Guy Barudin	0	0
Isaac Manke	10,000	*
R.A. Session II	10,000	*
All officers and directors as a group (nine individuals)	2,155,661	20.0%
Chardan Investments 2, LLC(3)	2,105,661	19.5%

*	Less than 1.0%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Chardan Healthcare Acquisition 2 Corp., 17 State Street, 21st Floor, New York, NY 10004.

(2)	Consists of shares of commons stock owned by Chardan Investments 2, LLC, for which Jonas Grossman is the managing member.

(3)	Jonas Grossman is the managing member of Chardan Investments 2, LLC.

All of the insider shares issued and outstanding prior to the date of this prospectus will be placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the insider shares, the earlier of six months after the date of the consummation of our initial business combination and the date on which the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 10 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the insider shares, six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (i) for transfers to our officers, directors or their respective affiliates (including for transfers to an entity’s members upon its liquidation), (ii) to relatives and trusts for estate planning purposes, (iii) by virtue of the laws of descent and distribution upon death, (iv) pursuant to a qualified domestic relations order, (v) by certain pledges to secure obligations incurred in connection with purchases of our securities, (vi) by private sales made at or prior to the consummation of a business combination at prices no greater than the price at which the shares were originally purchased or (vii) to us for no value for cancellation in connection with the consummation of our initial business combination, in each case (except for clause (vii)) where the transferee agrees to the terms of the escrow agreement, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate the trust account, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to their insider shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In December 2018, our sponsor purchased 5,000,000 shares for an aggregate purchase price of $25,000, and, in April 2020 canceled 2,556,250 of its shares resulting in 2,443,750 remaining shares owned by our sponsor. Such shares are referred to herein as “founder shares” or “insider shares”. In June 2020, and additional 288, 089 shares were canceled.

Chardan Investments 2, LLC, our sponsor, purchased from us an aggregate of 3,500,000 warrants, or “private warrants,” at $0.40 per private warrant (for a total purchase price of $1,400,000), with each warrant exercisable for one share of common stock at an exercise price of $11.50 per share. If we do not complete our initial business combination April 28, 2022, the proceeds from the sale of the private warrants will be included in the liquidating distribution to the holders of our public shares. The private warrants are identical to the warrants sold as part of the public units except that (i) each private warrant is exercisable for one share of common stock at an exercise price of $11.50 per share, and (ii) the private warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. The private warrants purchased by our sponsor will not be exercisable more than five years from the effective date of the registration statement, of which this prospectus forms a part, in accordance with FINRA Rule 5110(f)(2)(G)(i), as long as Chardan Capital Markets, LLC or any of its related persons beneficially own these private warrants.

In order to meet our working capital needs, our initial stockholders, officers and directors and their respective affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would be repaid upon consummation of our initial business combination, without interest. Loans made by Chardan Capital Markets, LLC or any of its related persons will not be convertible into any of our securities and Chardan Capital Markets, LLC and its related persons will have no recourse with respect to their ability to convert their loans into any of our securities.

The holders of our insider shares issued and outstanding on the date of this prospectus, as well as the holders of the private warrants (and all underlying securities) and are entitled to registration rights pursuant to a registration rights agreement. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the private units can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements. Chardan Capital Markets, LLC and its related persons may not, with respect to the private warrants purchased by our sponsor, (i) have more than one demand registration right at our expense, (ii) exercise their demand registration rights more than five (5) years from the effective date of the registration statement of which this prospectus forms a part, and (iii) exercise their “piggy-back” registration rights more than seven (7) years from the effective date of the registration statement of which this prospectus forms a part, as long as Chardan Capital Markets, LLC or any of its related persons are beneficial owners of private placement warrants.

Our sponsor will pay the $500,000 in underwriting fees and qualified independent underwriter fees and receive a non-interest bearing promissory note in exchange for the payment of such amount. The promissory note will be payable at the closing of a business combination.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements and payments made to any initial stockholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee will be reviewed and approved by our Board of Directors, with any interested director abstaining from such review and approval.

No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial stockholders, officers or directors who owned our shares of common stock prior to our initial public offering, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2020 and 2019 totaled $78,331.50 and $0, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2020 and 2019.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2020 and 2019.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2020 and 2019.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated April 23, 2020, by and between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 29, 2020)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 29, 2020)
4.1	Warrant Agreement, dated April 23, 2020, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on April 29, 2020)
10.1	Letter Agreements, dated April 23, 2020, among the Registrant and the Company’s officers, directors and Initial Stockholders. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 29, 2020)
10.2	Investment Management Trust Agreement, dated April 23, 2020, by and between Continental Stock Transfer & Trust Company and the Company. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 29, 2020)
10.3	Stock Escrow Agreement, dated April 23, 2020, among the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.(incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 29, 2020)

10.4	Registration Rights Agreement, dated April 23, 2020, by and between the Registrant and Initial Stockholders. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 29, 2020)
10.5	Promissory Note, dated April 28, 2020, by and between the Registrant and Chardan Investments 2, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 29, 2020)
10.6	Indemnity Agreements, dated April 23, 2020, by and among the Registrant and the directors and officers of the Registrant (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 29, 2020)
10.7	Subscription Agreement, dated April 23, 2020, by and between the Registrant and Chardan Investments 2, LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 29, 2020)
14	Form of Code of Ethics
99.1	Form of Audit Committee Charter
99.2	Form of Compensation Committee Charter
99.3	Form of Nominating Committee Charter
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

Dated: March 4, 2021	By:	/s/ Jonas Grossman
	Name:	Jonas Grossman
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jonas Grossman	President, Chief Executive Officer and Chairman of the Board	March 4, 2021
Jonas Grossman	(Principal Executive Officer)

/s/ George Kaufman	Chief Financial Officer and director	March 4, 2021
George Kaufman	(Principal Accounting and Financial Officer)

/s/ Gbola Amusa	Director	March 4, 2021
Gbola Amusa

/s/ Isaac Manke	Director	March 4, 2021
Isaac Manke

/s/ Michael Rice	Director	March 4, 2021
Michael Rice

/s/ Richard Giroux	Director	March 4, 2021
Richard Giroux

/s/ Matthew Rossen	Director	March 4, 2021
Matthew Rossen

/s/ R.A. Session II	Director	March 4, 2021
R.A. Session II

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated April 23, 2020, by and between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 29, 2020)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 29, 2020)
4.1	Warrant Agreement, dated April 23, 2020, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on April 29, 2020)
10.1	Letter Agreements, dated April 23, 2020, among the Registrant and the Company’s officers, directors and Initial Stockholders. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 29, 2020)
10.2	Investment Management Trust Agreement, dated April 23, 2020, by and between Continental Stock Transfer & Trust Company and the Company. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 29, 2020)
10.3	Stock Escrow Agreement, dated April 23, 2020, among the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 29, 2020)
10.4	Registration Rights Agreement, dated April 23, 2020, by and between the Registrant and Initial Stockholders. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 29, 2020)
10.5	Promissory Note, dated April 28, 2020, by and between the Registrant and Chardan Investments 2, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 29, 2020)
10.6	Indemnity Agreements, dated April 23, 2020, by and among the Registrant and the directors and officers of the Registrant (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 29, 2020)
10.7	Subscription Agreement, dated April 23, 2020, by and between the Registrant and Chardan Investments 2, LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 29, 2020)
14	Form of Code of Ethics
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(A)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(A)
32	Certification of Chief Executive Officer & Chief Financial Officer Pursuant to Rule 13a-14(A)
99.1	Form of Audit Committee Charter
99.2	Form of Compensation Committee Charter
99.3	Form of Nominating Committee Charter
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Chardan Healthcare Acquisition 2 Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Chardan Healthcare Acquisition 2 Corp. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

Houston, TX

March 4, 2021

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current assets
Cash	$687,313	$22,705
Prepaid expenses and other current asset	30,217	2,225
Total Current Assets	717,530	24,930

Marketable securities held in Trust Account	86,247,631	—
TOTAL ASSETS	$86,965,161	$24,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities — accounts payable and accrued expenses	$359,438	$2,400
Promissory note – related party	500,000	—
TOTAL LIABILITIES	859,438	2,400

Commitments

Common stock subject to possible redemption 8,110,572 and no shares at redemption value at December 31, 2020 and 2019, respectively	81,105,720	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 30,000,000 shares authorized; 2,667,733 and 5,000,000 issued and outstanding (excluding 8,110,572 and no shares subject to possible redemption) at December 31, 2020 and 2019 (1), respectively	266	500
Additional paid-in capital	5,782,977	24,500
Accumulated deficit	(783,240)	(2,470)
Total Stockholders’ Equity	5,000,003	22,530
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$86,965,161	$24,930

(1)	Common stock balance at December 31, 2019, included 2,556,250 shares which were cancelled in April of 2020 and 318,750 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (Note 5).

The accompanying notes are an integral part of the financial statements.

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019
Operating and formation costs	$801,961	$520
Loss from operations	(801,961)	(520)

Other income:
Interest earned on marketable securities held in Trust Account	21,191	—

Net (loss) income	$(780,770)	$(520)

Weighted average shares outstanding, basic and diluted (1)	3,291,003	4,681,250

Basic and diluted net loss per common share	$(0.24)	$(0.00)

(1)	Excludes an aggregate of 8,110,572 shares subject to possible redemption at December 31, 2020.

The accompanying notes are an integral part of the financial statements.

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2019	5,000,000	$500	$24,500	$(1,950)	$23,050

Net loss	—	—	—	(520)	(520)

Balance – December 31, 2019	5,000,000	500	24,500	(2,470)	22,530

Cancellation of Founder Shares	(2,556,250)	(256)	256	—	—

Forfeiture of Founder Shares	(288,089)	(29)	29	—	—

Sales of 8,622,644 Units, net of underwriter discounts and fees	8,622,644	862	85,463,101	—	85,463,963

Sale of 3,500,000 Private Placement Warrants	—	—	1,400,000	—	1,400,000

Common stock subject to redemption	(8,110,572)	(811)	(81,104,909)	—	(81,105,720)

Net income	—	—	—	(780,770)	(780,770)

Balance – December 31, 2020	2,667,733	$266	$5,782,977	$(783,240)	$5,000,003

The accompanying notes are an integral part of the financial statements.

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(780,770)	$(520)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(21,191)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(27,992)	(2,225)
Accounts payable and accrued expenses	357,038	450
Net cash used in operating activities	(472,915)	(2,295)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(86,226,440)	—
Net cash used in investing activities	(86,226,440)	—

Cash Flows from Financing Activities:
Proceeds from collection of stock subscription receivable from Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	85,726,440	—
Proceeds from sale of Private Placement Warrants	1,400,000	—
Proceeds from promissory note – related party	530,000	—
Repayment of promissory note – related party	(30,000)	—
Payment of offering costs	(262,477)	—
Net cash provided by financing activities	87,363,963	25,000

Net Change in Cash	664,608	22,705
Cash – Beginning of period	22,705	—
Cash – End of period	$687,313	$22,705

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$81,869,560	$—
Change in value of common stock subject to possible redemption	$(763,840)	$—

The accompanying notes are an integral part of the financial statements.

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

As of December 31, 2020, the Company had not commenced any operations. All activity through December 31, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and 2019.

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2020 and 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Shares of common stock subject to possible redemption at December 31, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 7,811,322, shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on April 28, 2020, the Company will pay an affiliate of the Sponsor up to $10,000 per month for general and administrative services including office space, utilities and secretarial support. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2020, the Company incurred $90,000, in fees for these services, of which $20,000 is included in accounts payable and accrued expensed in the accompanying balance sheet.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — On April 23, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — On April 23, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 2,667,733 and 5,000,000 shares of common stock issued and outstanding, excluding 8,110,572 and no shares of common stock subject to possible redemption, respectively.

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

NOTE 8. INCOME TAX

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2020	2019
Deferred tax assets
Net operating loss carryforward	$164,481	$519
Total deferred tax assets	164,481	519
Valuation Allowance	(164,481)	(519)
Deferred tax assets, net of allowance	$—	$—

The provision for income taxes consists of the following:

	December 31, 2020	December 31, 2019
Federal
Current	$—	$—
Deferred	(164,481)	(109)

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	164,481	109
Income tax provision	$—	$—

As of December 31, 2020 and 2019, the Company had approximately $781,000 and $2,500, respectively, in U.S. federal net operating loss carryovers available to offset future taxable income, which do not expire.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2020, the change in the valuation allowance was $163,962.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2020	December 31, 2019
Statutory federal income tax rate	21.0%	21.0%
Valuation allowance	(21.0)%	(21.0)%
Income tax provision	0.0%	0.0%

The Company files income tax returns in the U.S. federal and New York jurisdictions. The Company’s tax returns since inception remain open and subject to examination by the taxing authorities. The Company considers New York to be a significant state tax jurisdiction.

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. Given the Company’s full valuation allowance position and capitalization of all costs, the CARES Act did not have an impact on the financial statements.

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$86,247,631

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 17, 2021, the Sponsor committed to provide an aggregate of $250,000 in loans to the Company on an as needed basis. Such loans will be evidenced by a promissory note when issued.