Form 10-Q
period 2021-03-31
Chardan Healthcare Acquisition 2 Corp.
filed 2021-05-25
CIK 1799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-39271

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

(Exact name of registrant as specified in its charter)

Delaware	83-3169838
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17 State Street, 21st Floor

New York, NY 10004

(Address of principal executive offices and zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of May 24, 2021, there were 10,778,305 shares of the registrant’s Common Stock, par value $0.0001 per share, issued and outstanding.

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	(As Revised)
ASSETS
Current assets:
Cash	$595,821	$687,313
Prepaid expenses	6,666	30,217
Total Current Assets	602,487	717,530

Investments held in Trust Account	86,251,714	86,247,631
TOTAL ASSETS	$86,854,201	$86,965,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - accounts payable and accrued expenses	$1,129,734	$359,438
Promissory note - related party	500,000	500,000
Warrant liability	4,340,000	4,025,000
TOTAL LIABILITIES	5,969,734	4,884,438

Commitments
Common Stock, $0.0001 par value, subject to possible redemption; 8,622,644 and 7,708,072 shares at redemption value at March 31, 2021 and December 31, 2020, respectively	86,251,714	77,080,720

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2021 and December 31, 2020	-	-
Common Stock, $0.0001 par value; 30,000,000 shares authorized; 2,115,661 and 3,070,233 shares issued and outstanding (excluding 8,622,644 and 7,708,072 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	215	307
Additional paid-in capital	24,785	8,417,293
Accumulated deficit	(5,392,247)	(3,417,597)
Total Stockholders’ Equity (Deficit)	(5,367,247)	5,000,003
Total Liabilities and Stockholders’ Equity (Deficit)	$86,854,201	$86,965,161

The accompanying notes are an integral part of these financial statements.

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Operating costs	$871,096	$16,923
Franchise tax expense	14,243	-
Loss from operations	(885,339)	(16,923)
Change in fair value of warrant liability	(315,000)	-
Interest earned on marketable securities held in Trust Account	4,083
Net loss	$(1,196,256)	$(16,923)

Weighted average shares outstanding, basic and diluted(1)	3,077,233	4,681,250
Basic and diluted net loss per common share	$(0.39)	$(0.00)

(1) Excludes an aggregate of 8,622,644 shares subject to possible redemption at March 31, 2021.

The accompanying notes are an integral part of these financial statements.

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances, December 31, 2020 (Revised)	3,070,233	$307	$8,417,293	$(3,417,597)	$5,000,003

Measurement adjustment on redeemable Common Stock	(914,572)	(92)	(8,392,508)	(778,394)	(9,170,994)

Net loss	—	—	—	(1,196,256)	(1,196,256)

Balances, March 31, 2021(Unaudited)	2,155,661	$215	$24,785	$(5,392,247)	$(5,367,247)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances, December 31, 2019 (Audited)	5,000,000	$500	$24,500	$(2,470)	$22,530

Net loss	—	—	—	(16,923)	(16,923)

Balances, March 31, 2020 (Unaudited)	5,000,000	$500	$24,500	$(19,393)	$5,607

The accompanying notes are an integral part of these financial statements.

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(1,196,256)	$(16,923)
Adjustments to reconcile net loss to net cash used in operations:
Change in fair value of warrant liability	315,000
Interest earned on marketable securities held in Trust Account	(4,083)
Changes in operating assets and liabilities:
Prepaid expenses	23,551	2,225
Accrued expenses	770,296	16,297
Net cash (used in) provided by operating activities	(91,492)	1,599

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	-	30,000
Payment of offering costs	-	(50,300)
Net cash used in financing activities	-	(20,300)

Net change in cash	(91,492)	(18,701)
Cash at beginning of period	687,313	22,705
Cash at end of period	$595,821	$4,004

Supplemental disclosure of noncash investing and financing activities:
Change in value of Common Stock subject to possible redemption	$9,170,994	$-

The accompanying notes are an integral part of these financial statements.

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Initial Public Offering

The registration statement for the Company’s Initial Public Offering was declared effective on April 23, 2020. On April 28, 2020, the Company consummated the Initial Public Offering of 8,500,000 units (the “Units” and, with respect to the shares of Common Stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $85,000,000, which is discussed in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,500,000 warrants (the “Private Placement Warrants”) at a price of $0.40 per Private Placement Warrant in a private placement to Chardan Investments 2, LLC (the “Sponsor”), generating gross proceeds of $1,400,000, which is described in Note 4.

Following the closing of the Initial Public Offering on April 28, 2020, an amount of $85,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants (as defined in Note 4) was placed in a trust account (the “Trust Account”), invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account, as described below.

On June 5, 2020, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company consummated the sale of an additional 122,644 Units at $10.00 per Unit, generating total gross proceeds of $1,226,440. A total of $1,226,440 of net proceeds ($10.00 per Unit) were deposited in the Trust Account.

Transaction costs related to the issuances described above amounted to $762,477, consisting of $500,000 of underwriting fees and $262,477 of other costs. In addition, at March 31, 2021, $595,821 of cash was held outside of the Trust Account and is available for working capital purposes.

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

MARCH 31, 2021

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

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

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

Business Combination Agreement

On March 22, 2021, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, CHAQ2 Merger Sub, Inc., a Delaware corporation and a wholly owned direct subsidiary of the Company (“Merger Sub”), and Renovacor, Inc., a Delaware corporation (“Renovacor”).

The Merger Agreement provides for, among other things, the following transactions at the closing: (i) Merger Sub will merge with and into Renovacor, with Renovacor as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of the Company (the “Merger”) and, in connection with the Merger, (ii) the Company’s name will be changed to Renovacor, Inc. The Merger and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination”.

At the closing of the Business Combination (the “Closing”), an aggregate of 6,500,000 shares of CHAQ Common Stock, par value $0.0001 per share (“CHAQ Common Stock”), will be issued to equityholders of Renovacor as of immediately prior to the Closing in respect of all of the equity interests of Renovacor (the “Aggregate Merger Consideration”). Out of the Aggregate Merger Consideration, each holder of preferred stock of Renovacor, par value $0.0001 per share (the “Renovacor Preferred Stock”), will be entitled to receive a number of shares of CHAQ Common Stock equal to the Preferred Per Share Merger Consideration (as defined in the Merger Agreement) with respect to such holder’s shares of Renovacor Preferred Stock. Each holder of Common Stock of Renovacor, par value $0.0001 per share (the “Renovacor Common Stock”, and together with the Renovacor Preferred Stock, the “Renovacor Capital Stock”) will be entitled to receive a number of shares of the Company’s Common Stock equal to the Common Per Share Merger Consideration (as defined in the Merger Agreement) with respect to such holder’s shares of Renovacor Common Stock.

In addition, each option to purchase shares of Renovacor Common Stock (each, a “Renovacor Option”) outstanding as of immediately prior to the Closing will be converted into an option to purchase a number of shares of the Company Common Stock (rounded down to the nearest whole number) equal to the product of the number of shares of Renovacor Common Stock subject to such Renovacor Option and the Common Per Share Merger Consideration (an “Exchanged Option”), which Exchanged Option shall be subject to the same vesting terms applicable to the Renovacor Option as of immediately prior to the Closing.

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

Holders of Renovacor Capital Stock and Renovacor Options will also have the contingent right to receive up to 2,000,000 shares of CHAQ Common Stock in the aggregate (“Earnout Consideration”).

PIPE Financing (Private Placement)

Concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”), including the Sponsor, certain holders of Renovacor Capital Stock and other third parties. Pursuant to the Subscription Agreements, the PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to such investors, immediately following the Closing, an aggregate of 3,000,000 shares of the Company Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $30,000,000 (the “PIPE Financing”). A portion of the shares of Company Common Stock to be issued and sold in the PIPE Financing may be issued to certain PIPE Investors in the form of pre-funded warrants (the “Pre-Funded Warrants”) to purchase shares of Company Common Stock, at an initial purchase price of $9.99 per share underlying the Pre-Funded Warrants. The Pre-Funded Warrants will be immediately exercisable at an exercise price of $0.01 (subject to a 9.99% beneficial ownership limitation) and will be exercisable indefinitely.

The closing of the PIPE Financing is contingent upon, among other things, the substantially concurrent consummation of the Business Combination. The Subscription Agreements provide that the Company will grant the investors in the PIPE Financing certain customary registration rights, including a covenant by the Company to file a registration statement on Form S-1 registering for resale the shares of the Company Common Stock issued pursuant to the Subscription Agreements.

Going Concern Consideration

As of March 31, 2021, the Company had $595,821 in cash held outside of the Trust Account and a working capital deficit of $513,004. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of the 3,500,000 warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the Initial Public Offering (the “Private Placement Warrants”). The Company previously accounted for the Private Placement Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815”), the Company concluded that a provision in the warrant agreement related to certain transfer provisions precludes the Private Placement Warrants from being accounted for as components of equity. As the Private Placement Warrants meet the definition of a derivative as contemplated in ASC 815, the Private Placement Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statements of Operations in the period of change.

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred transaction amounting to $762,477 as a result of the Initial Public Offering (consisting of a $500,000 underwriting discount and $262,477 of other offering costs). The Company recorded $253,120 of offering costs as a reduction of equity in connection with the shares of common stock included in the Units. The Company immediately expensed $9,357 of offering costs in connection with the Private Placement Warrants that were classified as liabilities.

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

The following tables summarize the effect of the revision on each financial statement line item as of the dates, and for the period, indicated:

	As Previously Reported	Adjustment	As Revised
Balance Sheet as of April 28, 2020 (audited)
Warrant liability	$—	$3,080,000	$3,080,000
Total liabilities	581,747	3,080,000	3,661,747
Common Stock subject to possible redemption	80,643,120	(3,080,000)	77,563,120
Common Stock	288	31	319
Additional paid-in capital	5,019,115	1,689,326	6,708,441
Accumulated deficit	(19,393)	(1,689,357)	(1,708,750)
Balance Sheet as of June 30, 2020 (unaudited)
Warrant liability	$—	$3,115,000	$3,115,000
Total liabilities	553,322	3,115,000	3,668,322
Common Stock subject to possible redemption	81,798,769	(3,115,000)	78,683,769
Common Stock	260	31	291
Additional paid-in capital	5,089,934	1,654,388	6,744,322
Accumulated deficit	(90,185)	(1,724,357)	(1,814,542)
Balance Sheet as of September 30, 2020 (unaudited)
Warrant liability	$—	$3,010,000	$3,010,000
Total liabilities	792,523	3,010,000	3,802,523
Common Stock subject to possible redemption	81,313,960	(3,010,000)	78,303,960
Common Stock	265	30	295
Additional paid-in capital	5,574,738	1,619,327	7,194,065
Accumulated deficit	(574,999)	(1,619,357)	(2,194,356)
Balance Sheet as of December 31, 2020 (audited)
Warrant liability	$—	$4,025,000	$4,025,000
Total liabilities	859,438	4,025,000	4,884,438
Common Stock subject to possible redemption	81,105,720	(4,025,000)	77,080,720
Common Stock	266	41	307
Additional paid-in capital	5,782,977	2,634,316	8,417,293
Retained earnings (accumulated deficit)	(783,240)	(2,634,357)	(3,417,597)
Statement of Operations for the Three Months Ended June 30, 2020 (unaudited)
Loss from operations	(82,342)	—	(82,342)
Change in fair value of warrant liability	—	(35,000)	(35,000)
Compensation expense on Private Placement warrants		(1,680,000)	(1,680,000)
Transaction costs		(9,357)	(9,357)
Net loss	(70,792)	(1,724,357)	(1,795,149)
Weighted average shares outstanding, basic and diluted	3,255,285	658,030	3,913,315
Basic and diluted net loss per common share	(0.02)	(0.44)	(0.46)
Statement of Operations for the Three Months Ended September 30, 2020 (unaudited)
Loss from operations	(492,799)	—	(492,799)
Change in fair value of warrant liability	—	105,000	105,000
Net loss	(484,814)	105,000	(379,814)
Weighted average shares outstanding, basic and diluted	2,595,290	308,000	2,903,290
Basic and diluted net loss per common share	(0.19)	0.06	(0.13)
Statement of Operations for the Year Ended December 31, 2020 (audited)
Loss from operations	(801,961)	—	(801,961)
Compensation expense on Private Placement warrants	—	(1,680,000)	(1,680,000)
Transaction costs	—	(9,357)	(9,357)
Change in fair value of warrant liability	—	(945,000)	(945,000)
Net loss	(780,770)	(2,634,357)	(3,415,127)
Weighted average shares outstanding, basic and diluted	3,291,003	207,858	3,498,861
Basic and diluted net loss per common share	(0.24)	(0.74)	(0.98)
Statement of Cash Flows for the Six Months Ended June 30, 2020 (unaudited)
Cash flow from operating activities:
Net loss	$(87,715)	$(1,724,357)	$(1,812,072)
Adjustments to reconcile net loss to net cash and used in operating activities:
Transaction costs incurred in connection with IPO		9,357	9,357
Compensation expense on Private Placement warrants		1,680,000	1,680,000
Change in fair value of warrant liability	—	(35,000)	(35,000)
Supplemental disclosure of non-cash investing and financing activities:
Initial measurement of warrants issued in connection with the Initial Public Offering accounted for as liabilities	—	3,080,000	3,080,000
Statement of Cash Flows for the Nine Months Ended September 30, 2020 (unaudited)
Cash flow from operating activities:
Net loss	$(572,529)	$(1,619,357)	$(2,191,886)
Adjustments to reconcile net loss to net cash and used in operating activities:
Transaction costs incurred in connection with IPO		9,357	9,357
Compensation expense on Private Placement warrants		1,680,000	1,680,000
Change in fair value of warrant liability	—	70,000	70,000
Supplemental disclosure of non-cash investing and financing activities:
Initial measurement of warrants issued in connection with the Initial Public Offering accounted for as liabilities	—	3,080,000	3,080,000
Statement of Cash Flows for the Year Ended December 31, 2020 (audited)
Cash flow from operating activities:
Net loss	$(780,770)	$(2,634,357)	$(3,415,127)
Adjustments to reconcile net loss to net cash and used in operating activities:
Transaction costs incurred in connection with IPO		9,357	9,357
Compensation expense on Private Placement warrants		1,680,000	1,680,000
Change in fair value of warrant liability	—	945,000	945,000
Supplemental disclosure of non-cash investing and financing activities:
Initial classification of Common Stock subject to possible redemption	81,869,560	(4,306,440)	77,563,120
Change in value of Common Stock subject to possible redemption	(763,840)	281,440	(482,400)
Initial measurement of warrants issued in connection with the Initial Public Offering accounted for as liabilities	—	3,080,000	3,080,000

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Investments Held in Trust Account

At March 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

Common Stock Subject to Possible Redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity. Common Stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Common Stock (including Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Common Stock is classified as stockholders’ equity. The Company’s Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Common Stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common Stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a modified Black-Scholes model (see Note 10).

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 - Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss Per Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period, excluding shares of Common Stock subject to forfeiture. Shares of Common Stock subject to possible redemption at March 31, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 7,811,322, shares of Common Stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and would be anti-dilutive. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

Fair Value of Financial Instruments

The Company applies ASC 820, Fair Value Measurement (“ASC 820”), which establishes framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The valuation hierarchy is composed of three levels. The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The levels within the valuation hierarchy are described below:

Level 1 - Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 - Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

See Note 10 for additional information on assets and liabilities measured at fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 8,622,644 Units, at a purchase price of $10.00 per Unit, inclusive of 122,644 Units sold to the underwriters on June 5, 2020 upon the underwriters’ election to partially exercise their over-allotment option. Each Unit consists of one share of Common Stock and one warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one-half of one share of Common Stock at an exercise price of $11.50 per share (see Note 8).

NOTE 5. PRIVATE PLACEMENT

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

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

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

As of March 31, 2021, there were 3,500,000 Private Placement Warrants outstanding. The Company classifies the outstanding Private Placement Warrants as warrant liability on the balance sheet in accordance with the guidance contained in ASC 815-40.

The warrant liability is initially measured at fair value upon the closing of the Initial Public Offering and subsequently re-measured at each reporting period using a modified Black-Scholes model.

NOTE 6. RELATED PARTY TRANSACTIONS

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

Promissory Note - Related Party

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

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on April 28, 2020, the Company will pay an affiliate of the Sponsor up to $10,000 per month for general and administrative services including office space, utilities and secretarial support. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2021, the Company incurred $30,000 in fees for these services.

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

NOTE 7. COMMITMENTS

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

NOTE 8. WARRANTS

A Warrant may be exercised only during the period (“Exercise Period”) commencing on the later to occur of (i) the completion of the Company’s initial business combination and (ii) 12 months following the closing of the Public Offering, and terminating at 5:00 p.m., New York City time, on the earlier to occur of (i) (A) five years following the completion of the Company’s initial business combination with respect to the Public Warrants, and (B) five years from the effective date of the Registration Statement with respect to the Private Warrants, and (ii) the date fixed for redemption of the Warrants as provided in Section 6 of this Warrant Agreement (“Expiration Date”). Except with respect to the right to receive the Redemption Price, each Warrant not exercised on or before the Expiration Date shall become void, and all rights thereunder and all rights in respect thereof under this Warrant Agreement shall cease at the close of business on the Expiration Date. The Company may extend the duration of the Warrants by delaying the Expiration Date; provided, however, that the Company will provide written notice of not less than 20 days to Registered Holders of such extension and that such extension shall be identical in duration among all of the then outstanding Warrants.

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

The Private Warrants (i) will be exercisable either for cash or on a cashless basis at the holders option, and (ii) will not be redeemable by the Company, in either case as long as the Private Warrants are held by the initial purchasers or any of their permitted transferees. The Private Warrants may not be sold, transferred, assigned, pledged or hypothecated, or be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of, the Private Warrants (or any securities underlying the Private Warrants) for a period of three hundred sixty (360) days following the effective date of the Registration Statement to anyone other than any member participating in the Public Offering and the officers or partners thereof, if all securities so transferred remain subject to the lock-up restriction set forth above for the remainder of the time period.

Notwithstanding any provision to the contrary contained in the Company’s Warrant Agreement, the Company shall not be required to issue any fraction of a Warrant Share in connection with the exercise of Warrants, and in any case where the Registered Holder would be entitled under the terms of the Warrants to receive a fraction of a Warrant Share upon the exercise of such Registered Holder’s Warrants, issue or cause to be issued only the largest whole number of Warrant Shares issuable on such exercise (and such fraction of a Warrant Share will be disregarded); provided, that if more than one Warrant certificate is presented for exercise at the same time by the same Registered Holder, the number of whole Warrant Shares which shall be issuable upon the exercise thereof shall be computed on the basis of the aggregate number of Warrant Shares issuable on exercise of all such Warrants.

All (and not less than all) of the outstanding Warrants may be redeemed, in whole and not in part, at the option of the Company, at any time from and after the Warrants become exercisable, and prior to their expiration, at the office of the Warrant Agent, upon the notice referred to in Section 6.2, at the price of $.01 per Warrant (“Redemption Price”); provided that the last sales price of the Common Stock has been equal to or greater than $16.00 per share (subject to adjustment for splits, dividends, recapitalizations and other similar events) (the “Redemption Trigger Price”), for any ten (10) trading days within a thirty (30) trading day period ending on the third business day prior to the date on which notice of redemption is given and provided further that there is a current registration statement in effect with respect to the shares of Common Stock underlying the Warrants for each day in the aforementioned 30-day trading period and continuing each day thereafter until the Redemption Date. For avoidance of doubt, if and when the warrants become redeemable by the Company under this Section, the Company may exercise its redemption right, even if it is unable to register or qualify the Warrant Shares for sale under all applicable state securities laws.

As of March 31, 2021, there were 8,622,644 Public Warrants and 3,500,000 Private Placement Warrants outstanding. The Company classifies the outstanding Private Placement Warrants as warrant liability on the Balance Sheet in accordance with the guidance contained in ASC 815-40.

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred stock — On April 23, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — On April 23, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 2,155,661 and 3,070,233 shares of common stock issued and outstanding, excluding 8,622,644 and 7,708,072 shares of common stock subject to possible redemption, respectively.

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

The Company determined the common stock subject to redemption to be equal to the redemption value of approximately $10 per share of common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. In conjunction with the PIPE Financing and associated Subscription Agreements that will close substantially concurrent with an initial business combination, which would result in an additional $30,000,000 in net tangible assets. Upon considering the impact of the PIPE Financing and associated Subscription Agreements, it was concluded that the redemption value would include all shares of common stock resulting in the common stock subject to possible redemption being equal to $86,251,714. This resulted in a measurement adjustment to the initial carrying value of the common stock subject to redemption with the offset recorded to additional paid-in capital and accumulated deficit.

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$86,251,714	$86,251,714	$—	$—
Liabilities
Warrant liability – Private Placement Warrants	$4,340,000	$—	$—	$4,340,000

December 31, 2020
Assets
Investments held in Trust Account:
Money Market investments	$86,247,631	$86,247,631	$—	$—
Liabilities
Warrant liability – Private Placement Warrants	$4,025,000	$—	$—	$4,025,000

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

The Company utilizes a modified Black-Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the Statements of Operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Common Stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The significant unobservable inputs used in the modified Black-Scholes model to measure the warrant liability that is categorized within Level 3 of the fair value hierarchy are as follows:

	As of March 31, 2021	As of December 31, 2021
Stock price	$10.05	$10.20
Strike price	$11.50	$11.50
Probability of completing a Business Combination	95.0%	88.0%
Dividend yield	—%	—%
Term (in years)	4.1	4.3
Volatility	21.5%	20.6%
Risk-free rate	0.65%	0.29%
Fair value of warrants	$1.24	$1.15

The following table provides a summary of the changes in fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Warrant liability
Fair value as of December 31, 2020	$4,025,000
Change in valuation inputs or other assumptions	315,000
Fair value as of March 31, 2021	$4,340,000

There were no transfers between Levels 1, 2 or 3 during the period ended March 31, 2021 and the year ended December 31, 2020.

NOTE 11. SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Chardan Healthcare Acquisition 2 Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Chardan Investments 2, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Business Combination Agreement

On March 22, 2021, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, CHAQ2 Merger Sub, Inc., a Delaware corporation and a wholly owned direct subsidiary of the Company (“Merger Sub”), and Renovacor, Inc., a Delaware corporation (“Renovacor”).

The Merger Agreement provides for, among other things, the following transactions at the closing: (i) Merger Sub will merge with and into Renovacor, with Renovacor as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of the Company (the “Merger”) and, in connection with the Merger, (ii) the Company’s name will be changed to Renovacor, Inc. The Merger and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination”.

At the closing of the Business Combination (the “Closing”), an aggregate of 6,500,000 shares of CHAQ Common Stock, par value $0.0001 per share (“CHAQ Common Stock”), will be issued to equityholders of Renovacor as of immediately prior to the Closing in respect of all of the equity interests of Renovacor (the “Aggregate Merger Consideration”). Out of the Aggregate Merger Consideration, each holder of preferred stock of Renovacor, par value $0.0001 per share (the “Renovacor Preferred Stock”), will be entitled to receive a number of shares of CHAQ Common Stock equal to the Preferred Per Share Merger Consideration (as defined in the Merger Agreement) with respect to such holder’s shares of Renovacor Preferred Stock. Each holder of Common Stock of Renovacor, par value $0.0001 per share (the “Renovacor Common Stock”, and together with the Renovacor Preferred Stock, the “Renovacor Capital Stock”) will be entitled to receive a number of shares of the Company’s Common Stock equal to the Common Per Share Merger Consideration (as defined in the Merger Agreement) with respect to such holder’s shares of Renovacor Common Stock.

In addition, each option to purchase shares of Renovacor Common Stock (each, a “Renovacor Option”) outstanding as of immediately prior to the Closing will be converted into an option to purchase a number of shares of the Company Common Stock (rounded down to the nearest whole number) equal to the product of the number of shares of Renovacor Common Stock subject to such Renovacor Option and the Common Per Share Merger Consideration (an “Exchanged Option”), which Exchanged Option shall be subject to the same vesting terms applicable to the Renovacor Option as of immediately prior to the Closing.

Holders of Renovacor Capital Stock and Renovacor Options will also have the contingent right to receive up to 2,000,000 shares of CHAQ Common Stock in the aggregate (“Earnout Consideration”).

PIPE Financing (Private Placement)

Concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”), including the Sponsor, certain holders of Renovacor Capital Stock and other third parties. Pursuant to the Subscription Agreements, the PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to such investors, immediately following the Closing, an aggregate of 3,000,000 shares of the Company Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $30,000,000 (the “PIPE Financing”). A portion of the shares of Company Common Stock to be issued and sold in the PIPE Financing may be issued to certain PIPE Investors in the form of pre-funded warrants (the “Pre-Funded Warrants”) to purchase shares of Company Common Stock, at an initial purchase price of $9.99 per share underlying the Pre-Funded Warrants. The Pre-Funded Warrants will be immediately exercisable at an exercise price of $0.01 (subject to a 9.99% beneficial ownership limitation) and will be exercisable indefinitely.

The closing of the PIPE Financing is contingent upon, among other things, the substantially concurrent consummation of the Business Combination. The Subscription Agreements provide that the Company will grant the investors in the PIPE Financing certain customary registration rights, including a covenant by the Company to file a registration statement on Form S-1 registering for resale the shares of the Company Common Stock issued pursuant to the Subscription Agreements.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2021, we had a net loss of $1,196,256, which consists of operating costs of $871,096, franchise tax expense of $14,243, and interest income of $4,083, which was partially offset by the change in fair value of warrant liability of $315,000.

For the three months ended March 31, 2020, we had a net loss of $16,923, which consists of operating costs of $16,923.

Liquidity and Capital Resources

As of March 31, 2021, the Company had $595,821 in cash held outside of the Trust Account and a working capital deficit of $527,247. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For the three months ended March 31, 2021, net cash used in operating activities was 91,492, which was due to our net loss of $499,080, the change in fair value of warrant liability of $315,000, changes in operating assets and liabilities of $96,671, and interest expense earned on marketable securities held in the Trust Account $4,083.

For the three months ended March 31, 2021, net cash used in operating activities was $91,492, which was due to our net loss of $1,196,256, the change in fair value of warrant liability of $315,000, changes in operating assets and liabilities of $793,847, and interest expense earned on marketable securities held in the Trust Account $4,083.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Sponsor a monthly fee up to $10,000 for office space, utilities and secretarial support. We began incurring these fees on April 28, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the three months ended March 31, 2021, the Company incurred $30,000 in fees for these services.

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

Warrant liability

We account for the private placement warrants issued in connection with our initial public offering in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the private placement warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the private placement warrants meet the definition of a derivative as contemplated in ASC 815, the private placement warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statements of Operations in the period of change.

Redeemable Common Stock

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

Net Loss Per Share

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable as we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. In connection with the preparation of this Form 10-Q, we revised our prior position on accounting for warrants. Based upon their evaluation, and in light of the SEC Staff Statement, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a- 15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

The Company performed additional analysis and procedures with respect to accounts impacted by the material weakness in order to conclude that its unaudited financial statements in this Form 10-Q as of and for the three months ended March 31, 2021, are fairly presented, in all material respects, in accordance with GAAP.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus or our Annual Report filed on From 10-K with the SEC on March 04, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed except as discussed below.

Our Warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of the Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of March 31, 2021 are derivative liabilities related to embedded features contained within our Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

We identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or surrounding interim financial statements will not be prevented or detected on a timely basis.

We have implemented a remediation plan, described under Item 4, Controls and Procedures, to remediate the material weakness our historical presentation of our warrants but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chardan Healthcare Acquisition 2 Corp.

Date: May 24, 2021	By:	/s/ Jonas Grossman
Name: Jonas Grossman
Title: President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ George Kaufman
Name: George Kaufman
Title: Chief Financial Officer (Principal Financial and Accounting Officer)