Form 10-Q
period 2021-06-30
Chardan Healthcare Acquisition 2 Corp.
filed 2021-08-17
CIK 1799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number [001-39271]

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

As of August 16, 2021, there were 10,778,305 shares of the registrant’s Common Stock, par value $0.0001 per share, issued and outstanding.

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

i

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)	(As Revised)
ASSETS
Current assets:
Cash	$304,575	$687,313
Prepaid expenses	—	30,217
Total current assets	304,575	717,530
Investments held in Trust Account	86,254,797	86,247,631
Total assets	$86,559,372	$86,965,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - accounts payable and accrued expenses	$1,917,910	$359,438
Promissory note - related party	500,000	500,000
Warrant liabilities	3,745,000	4,025,000
Total liabilities	6,162,910	4,884,438

Commitments
Common stock, $0.0001 par value, subject to possible redemption; 8,622,644 and 7,708,072 shares at redemption value at June 30, 2021 and December 31, 2020, respectively	86,254,797	77,080,720

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 30,000,000 shares authorized; 2,155,661 and 3,070,233 shares issued and outstanding (excluding 8,622,644 and 7,708,072 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	215	307
Additional paid-in capital	24,785	8,417,293
Accumulated deficit	(5,883,335)	(3,417,597)
Total stockholders’ equity (deficit)	(5,858,335)	5,000,003
Total liabilities and stockholders’ equity (deficit)	$86,559,372	$86,965,161

The accompanying notes are an integral part of these financial statements.

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating costs	$1,061,088	$82,342	$1,932,184	$99,265
Franchise tax expense	25,000	—	39,243	—
Loss from operations	(1,086,088)	(82,342)	(1,971,427)	(99,265)
Change in fair value of warrant liabilities	595,000	(35,000)	280,000	(35,000)
Interest earned on marketable securities held in Trust Account	3,083	11,550	7,166	11,550
Fair value in excess of consideration recorded on the issuance of private warrants	—	(1,680,000)	—	(1,680,000)
Transaction costs	—	(9,357)	—	(9,357)
Net loss	$(488,005)	$(1,795,149)	$(1,684,261)	$(1,812,072)

Basic and diluted weighted average shares outstanding, Redeemable Common Stock	8,622,644	3,913,315	8,167,884	3,913,315
Basic and diluted net earnings per share, Redeemable Common Stock	$0.00	$0.00	$0.00	$0.00
Basic and diluted weighted average shares outstanding, Non-Redeemable Common Stock	2,155,661	3,913,315	2,610,421	3,913,315
Basic and diluted net loss per share, Non-Redeemable Common Stock	$(0.21)	$(0.46)	$(0.63)	$(0.46)

The accompanying notes are an integral part of these financial statements.

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances, December 31, 2020 (Revised)	3,070,233	$307	$8,417,293	$(3,417,597)	$5,000,003
Measurement adjustment on redeemable Common Stock	(914,572)	(92)	(8,392,508)	(778,394)	(9,170,994)
Net loss	—	—	—	(1,196,256)	(1,196,256)
Balances, March 31, 2021 (Unaudited)	2,155,661	$215	$24,785	$(5,392,247)	$(5,367,247)
Measurement adjustment on redeemable Common Stock	—	—	—	(3,083)	(3,083)
Net loss	—	—	—	(488,005)	(488,005)
Balances, June 30, 2021 (Unaudited)	2,155,661	$215	$24,785	$(5,883,335)	$(5,858,335)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances, December 31, 2019	5,000,000	$500	$24,500	$(2,470)	$22,530
Net loss	—	—	—	(16,923)	(16,923)
Balances, March 31, 2020 (Unaudited)	5,000,000	$500	$24,500	$(19,393)	$5,607
Cancellation of Founder Shares	(2,556,250)	(256)	256	—	—
Forfeiture of Founder Shares	(288,089)	(29)	29	—	—
Sales of 8,622,644 Units, net of underwriter discounts and fees	8,622,644	862	85,463,101	—	85,463,963
Transaction costs from sale of 3,500,000 Private Placement Warrants	—	—	9,357	—	9,357
Common stock subject to redemption	(7,868,376)	(786)	(78,682,983)	—	(78,683,769)
Net loss	—	—	—	(1,795,149)	(1,795,149)
Balances, June 30, 2020 (Unaudited)	2,909,929	$291	$6,814,260	$(1,814,542)	$5,000,009

The accompanying notes are an integral part of these financial statements.

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(1,684,261)	$(1,812,072)
Adjustments to reconcile net loss to net cash used in operations:
Transaction costs incurred in connection with IPO	—	9,357
Fair value in excess of consideration recorded on the issuance of private warrants	—	1,680,000
Change in fair value of warrant liability	(280,000)	35,000
Interest earned on marketable securities held in Trust Account	(7,166)	(11,550)
Changes in operating assets and liabilities:
Prepaid expenses	30,217	(81,242)
Accrued expenses	1,558,472	50,922
Net cash used in operating activities	(382,738)	(129,585)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(86,226,440)
Net cash used in investing activities	—	(86,226,440)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	85,726,440
Proceeds from sale of Private Placement Warrants	—	1,400,000
Proceeds from promissory note - related party	—	530,000
Repayment of promissory note - related party	—	(30,000)
Payment of offering costs	—	(262,477)
Net cash provided by financing activities	—	87,363,963

Net change in cash	(382,738)	1,007,938
Cash at beginning of period	687,313	22,705
Cash at end of period	$304,575	$1,030,643

Supplemental disclosure of noncash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$81,869,560
Initial measurement of warrants issued in connection with the IPO accounted for as liabilities	$—	$3,080,000
Change in value of common stock subject to possible redemption	$9,174,077	$(70,791)

The accompanying notes are an integral part of these financial statements.

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

Initial Public Offering

The registration statement for the Company’s Initial Public Offering was declared effective on April 23 2020. On April 28, 2020, the Company consummated the Initial Public Offering of 8,500,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $85,000,000, which is discussed in Note 4.

Following the closing of the Initial Public Offering on April 28, 2020, an amount of $85,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants (as defined in Note 4) was placed in a trust account (the “Trust Account”), invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account, as described below

Transaction costs related to the issuances described above amounted to $762,477, consisting of $500,000 of underwriting fees and $262,477 of other costs. In addition, at June 30, 2021, $304,575 of cash was held outside of the Trust Account and is available for working capital purposes.

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

JUNE 30, 2021

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

The Company will have until 24 months from the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

JUNE 30, 2021

(UNAUDITED)

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

At the closing of the Business Combination (the “Closing”), an aggregate of 6,500,000 shares of CHAQ2 Common Stock, par value $0.0001 per share (“CHAQ2 Common Stock”), will be issued to equity holders of Renovacor as of immediately prior to the Closing in respect of all of the equity interests of Renovacor (the “Aggregate Merger Consideration”). Out of the Aggregate Merger Consideration, each holder of preferred stock of Renovacor, par value $0.0001 per share (the “Renovacor Preferred Stock”), will be entitled to receive a number of shares of CHAQ2 Common Stock equal to the Preferred Per Share Merger Consideration (as defined in the Merger Agreement) with respect to such holder’s shares of Renovacor Preferred Stock. Each holder of Common Stock of Renovacor, par value $0.0001 per share (the “Renovacor Common Stock”, and together with the Renovacor Preferred Stock, the “Renovacor Capital Stock”) will be entitled to receive a number of shares of the Company’s Common Stock equal to the Common Per Share Merger Consideration (as defined in the Merger Agreement) with respect to such holder’s shares of Renovacor Common Stock.

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

Holders of Renovacor Capital Stock and Renovacor Options will also have the contingent right to receive up to 2,000,000 shares of CHAQ2 Common Stock in the aggregate (“Earnout Consideration”).

The Business Combination will be accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP. Under this method of accounting, CHAQ2 will be treated as the “accounting acquiree” and Renovacor as the “accounting acquirer” for financial reporting purposes.

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

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Going Concern Consideration

As of June 30, 2021, the Company had $304,575 in cash held outside of the Trust Account and a working capital deficit of 1,613,335. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the earlier of the consummation of a Business Combination or one year from this filing. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 4, 2021 and revisions thereto reported in footnote 2 of the March 31, 2021 financial statements included in the Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 25, 2021. The interim results for the periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

JUNE 30, 2021

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Investments Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

Transaction Costs associated with the Initial Public Offering

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

Warrant Liabilities

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Black-Scholes model (see Note 9).

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss Per Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period, excluding shares of Common Stock subject to forfeiture. Shares of Common Stock subject to possible redemption at June 30, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 7,811,322, shares of Common Stock in the calculation of diluted loss per share, since the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Class A Common Stock subject to possible redemption
Numerator: Earnings attributable to Class A Common Stock subject to possible redemption
Franchise tax expense	$(25,000)	$—	$(39,243)	$—
Net earnings attributable to Class A Common Stock subject to possible redemption	$(25,000)	$—	$(39,243)	$—
Denominator: Weighted average Class A Common Stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	8,622,644	3,913,315	8,167,884	3,913,315
Basic and diluted net earnings per share, Class A Common Stock subject to possible redemption	$0.00	$0.00	$0.00	$0.00

Non-Redeemable Class A and Class B Common Stock
Numerator: Non-redeemable net loss - Basic and Diluted
Net loss	$(488,005)	$(1,795,149)	$(1,684,261)	$(1,812,072)
Less: Net earnings attributable to Class A Common Stock subject to possible redemption	25,000	—	39,243	—
Non-redeemable net loss - Basic and Diluted	$(463,005)	$(1,795,149)	$(1,645,018)	$(1,812,072)
Denominator: Weighted average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	2,155,661	3,913,315	2,610,421	3,913,315
Basic and diluted net loss per share, Non-Redeemable Class A and Class B Common Stock	$0.00	$(0.46)	$0.00	$(0.46)

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

JUNE 30, 2021

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

The carrying amounts reflected in the balance sheet for cash, prepaid expenses, and accounts payable and accrued expenses approximate fair value due to their short-term nature.

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

See Note 9 for additional information on assets and liabilities measured at fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

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

JUNE 30, 2021

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

As of June 30, 2021, there were 3,500,000 Private Placement Warrants outstanding. The Company classifies the outstanding Private Placement Warrants as warrant liabilities on the Balance Sheet in accordance with the guidance contained in ASC 815-40.

The warrant liability is initially measured at fair value upon the closing of the Initial Public Offering and subsequently re-measured at each reporting period using a Black-Scholes model. For the three months ended June 30, 2021 and 2020, the Company recognized a gain (loss) in connection with changes in the fair value of warrant liabilities of $595,000 and $(35,000), respectively, within change in fair value of warrant liabilities in the condensed statements of operations. For the six months ended June 30, 2021 and 2020, the Company recognized a gain (loss) in connection with changes in the fair value of warrant liabilities of $280,000 and $(35,000), respectively, within change in fair value of warrant liabilities in the condensed statements of operations.

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

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on April 28, 2020, the Company will pay an affiliate of the Sponsor up to $10,000 per month for general and administrative services including office space, utilities and secretarial support. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended June 30, 2021 and 2020, the Company incurred $30,000 and $20,000, respectively, in fees for these services, respectively. For the six months ended June 30, 2021 and 2020, the Company incurred $60,000 and $20,000, respectively, in fees for these services.

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

JUNE 30, 2021

(UNAUDITED)

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

As of June 30, 2021, there were 8,622,644 Public Warrants and 3,500,000 Private Placement Warrants outstanding. The Company classifies the outstanding Private Placement Warrants as warrant liabilities on the Balance Sheet in accordance with the guidance contained in ASC 815-40.

The warrant liabilities are initially measured at fair value upon the closing of the Initial Public Offering and subsequently re-measured at each reporting period using a Black-Scholes model. For the three months ended June 30, 2021 and 2020, the Company recognized a gain (loss) in connection with changes in the fair value of warrant liabilities of $595,000 and $(35,000), respectively, within change in fair value of warrant liabilities in the condensed statements of operations. For the six months ended June 30, 2021 and 2020, the Company recognized a gain (loss) in connection with changes in the fair value of warrant liabilities of $280,000 and $(35,000), respectively, within change in fair value of warrant liabilities in the condensed statements of operations.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred stock — On April 23, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — On April 23, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 2,155,661 and 3,070,233 shares of common stock issued and outstanding, excluding 8,622,644 and 7,708,072 of common stock subject to possible redemption, respectively.

The Company determined the common stock subject to redemption to be equal to the redemption value of approximately $10 per share of common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. In conjunction with the PIPE Financing and associated Subscription Agreements that will close substantially concurrent with an initial business combination, which would result in an additional $30,000,000 in net tangible assets. Upon considering the impact of the PIPE Financing and associated Subscription Agreements, it was concluded during the quarter ended March 31, 2021 that the redemption value would include all shares of common stock resulting in the common stock subject to possible redemption being equal to $86,254,797. This resulted in a measurement adjustment to the initial carrying value of the common stock subject to redemption with the offset recorded to additional paid-in capital and accumulated deficit.

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2021
Assets
Investments held in Trust Account:
Money Market investments	$86,254,797	$86,254,797	$—	$—
Liabilities
Warrant liability – Private Placement Warrants	$3,745,000	$—	$—	$3,745,000

December 31, 2020
Assets
Investments held in Trust Account:
Money Market investments	$86,247,631	$86,247,631	$—	$—
Liabilities
Warrant liability – Private Placement Warrants	$4,025,000	$—	$—	$4,025,000

The Company utilizes a Black-Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the Statements of Operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The significant unobservable inputs used in the Black-Scholes model to measure the warrant liability that is categorized within Level 3 of the fair value hierarchy are as follows:

	As of June 30, 2021	As of December 31, 2020
Stock price	$9.96	$10.20
Strike price	$11.50	$11.50
Probability of completing a Business Combination	100.0%	88.0%
Dividend yield	—%	—%
Term (in years)	3.8	4.3
Volatility	19.8%	20.6%
Risk-free rate	0.63%	0.29%
Fair value of warrants	$1.07	$1.15

CHARDAN HEALTHCARE ACQUISITION 2 CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

The following table provides a summary of the changes in fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Warrant Liabilities
Fair value as of December 31, 2020	$4,025,000
Change in fair value of warrant liabilities	(280,000)
Fair value as of June 30, 2021	$3,745,000

There were no transfers between Levels 1, 2 or 3 during the period ended June 30, 2021 and the year ended December 31, 2020.

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

At the closing of the Business Combination (the “Closing”), an aggregate of 6,500,000 shares of CHAQ2 Common Stock, par value $0.0001 per share (“CHAQ2 Common Stock”), will be issued to equity holders of Renovacor as of immediately prior to the Closing in respect of all of the equity interests of Renovacor (the “Aggregate Merger Consideration”). Out of the Aggregate Merger Consideration, each holder of preferred stock of Renovacor, par value $0.0001 per share (the “Renovacor Preferred Stock”), will be entitled to receive a number of shares of CHAQ2 Common Stock equal to the Preferred Per Share Merger Consideration (as defined in the Merger Agreement) with respect to such holder’s shares of Renovacor Preferred Stock. Each holder of Common Stock of Renovacor, par value $0.0001 per share (the “Renovacor Common Stock”, and together with the Renovacor Preferred Stock, the “Renovacor Capital Stock”) will be entitled to receive a number of shares of the Company’s Common Stock equal to the Common Per Share Merger Consideration (as defined in the Merger Agreement) with respect to such holder’s shares of Renovacor Common Stock.

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

Holders of Renovacor Capital Stock and Renovacor Options will also have the contingent right to receive up to 2,000,000 shares of CHAQ2 Common Stock in the aggregate (“Earnout Consideration”).

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2021, we had a net loss of $488,005, which consists of operating costs of $1,061,088, which was partially offset by the change in fair value of warrant liabilities of $595,000 and interest income of $3,083.

For the three months ended June 30, 2020, we had a net loss of $1,795,149, which consists of operating costs of $82,342, fair value in excess of consideration recorded on the issuance of private warrants of $1,680,000, change in fair value of warrant liabilities of $35,000 and transaction costs of $9,357, which was partially offset by interest income of $11,550.

For the six months ended June 30, 2021, we had a net loss of $1,684,261, which consists of operating costs of $1,932,184 and franchise tax expense of $39,243, which was partially offset by the change in fair value of warrant liabilities of $280,000 and interest income of $7,166.

For the six months ended June 30, 2020, we had a net loss of $1,812,072, which consists of operating costs of $99,265, fair value in excess of consideration recorded on the issuance of private warrants of $1,680,000, change in fair value of warrant liabilities of $35,000 and transaction costs of $9,357, which was partially offset by interest income of $11,550.

Liquidity and Capital Resources

As of June 30, 2021, the Company had $304,575 in cash held outside of the Trust Account and a working capital deficit of $1,613,335. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the earlier of the consummation of a Business Combination or one year from this filing. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For the six months ended June 30, 2021, net cash used in operating activities was $382,738, which was due to our net loss of $1,684,261 and non-cash adjustments to net loss for interest earned on marketable securities held in Trust Account of $7,166 and the change in fair value of warrant liabilities of $280,000, offset in part by changes in operating assets and liabilities of $1,588,689.

For the six months ended June 30, 2020, net cash used in operating activities was $129,585, which was due to our net loss of $1,812,072, non-cash adjustments to net loss for interest earned on marketable securities held in the Trust Account of $11,550 and changes in operating assets and liabilities of $30,320, offset in part by non-cash adjustments to net loss for transaction costs of $9,357, fair value in excess of consideration recorded on the issuance of private warrants of $1,680,000 and change in fair value of warrant liabilities of $35,000.

As of June 30, 2021 and December 31, 2020, we had cash of $304,575 and $687,313 respectively outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Sponsor a monthly fee up to $10,000 for office space, utilities and secretarial support. We began incurring these fees on April 28, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the three and six months ended June 30, 2021, the Company incurred and paid 30,000 and 60,000 in fees for these services, respectively.

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

Warrant Liabilities

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

Net Loss Per Share

We apply the two-class method in calculating earnings per share. Common stock subject to possible redemption which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net loss is adjusted for the portion of the net loss that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

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

The Company performed additional analysis and procedures in order to conclude that its unaudited financial statements in this Form 10-Q as of and for the three months ended June 30, 2021, are fairly presented, in all material respects, in accordance with GAAP.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chardan Healthcare Acquisition 2 Corp.

Date: August 16, 2021	By:	/s/ Jonas Grossman
Name: Jonas Grossman
Title: President and Chief Executive Officer

	By:	/s/ George Kaufman
Name: George Kaufman
Title: Principal Financial and Accounting Officer