Form 10-Q
period 2021-09-30
Renovacor, Inc.
filed 2021-11-15
CIK 1799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-39271

Renovacor, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-3169838
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
P.O. Box 8142 Greenwich, CT	06836
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 424-2650

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RCOR	NYSE American LLC
Warrants to purchase common stock at an exercise price of $11.50 per share	RCOR.WS	NYSE American LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2021, the registrant had 17,256,042 shares of common stock, $0.0001 par value per share, outstanding.

Renovacor, Inc.

Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical fact, included or incorporated in this Quarterly Report on Form 10-Q regarding our strategy, future operations, clinical trials, collaborations, intellectual property, cash resources, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will, "could," “should,” "potential," "likely," "projects," "target," "continue," "will," "schedule," "would" or, in each case, their negative or other variations or comparable terminology, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may be beyond our control, and which may cause our actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements.

Factors that may impact such forward-looking statements include:

•
our ability to maintain the listing of our common stock and public warrants on the New York Stock Exchange, or NYSE, and operate as a public company;
•
our ability to recognize the anticipated benefits of our business combination with Chardan Healthcare Acquisition 2 Corp., or Chardan;
•
our ability to raise additional capital to fund our operations and continue the development of our current and future product candidates;
•
the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
•
the initiation, progress, success, cost, and timing of our development activities, preclinical studies and future clinical trials;
•
the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;
•
the preclinical nature of our business and our ability to successfully advance current and future product candidates through development activities, preclinical studies, and clinical trials;
•
the timing of our future Investigational New Drug, or IND, applications and the likelihood of, and our ability to obtain and maintain, regulatory clearance of such IND applications for our product candidates;
•
the novelty of our approach to the treatment of BAG3 mutation-associated dilated cardiomyopathy, or DCM, utilizing adeno-associated virus, or AAV, BAG3-based gene therapies to target BAG3 mutations, and the challenges we will face due to the novel nature of such technology;
•
our dependence on the success of our product candidates, in particular REN-001;
•
the potential scope and value of our intellectual property and proprietary rights;
•
our ability, and the ability of our licensors, to obtain, maintain, defend, and enforce intellectual property and proprietary rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of third parties;
•
the success of competing therapies that are or become available;
•
regulatory developments and approval pathways in the United States and foreign countries for our product candidates;

•
the performance of third parties in connection with the development of our product candidates, including third parties conducting our future clinical trials as well as third-party suppliers and manufacturers;
•
our ability to attract and retain strategic collaborators with development, regulatory, and commercialization expertise;
•
the extent to which COVID-19 and variants thereof, such as the delta variant, and measures taken to contain its spread ultimately impact our business, including development activities, preclinical studies, and future clinical trials;
•
the public opinion and scrutiny of AAV/BAG3-based gene therapies for the treatment of heart failure and our potential impact on public perception of our products and product candidates;

i

•
our ability to successfully commercialize our product candidates and develop sales and marketing capabilities, if our product candidates are approved;
•
our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;
•
the size and growth of the potential markets for our product candidates and our ability to serve those markets;
•
changes in applicable laws or regulations;
•
our ability to recruit and retain key members of management and other clinical and scientific personnel;
•
the possibility that we may be adversely impacted by other economic, business, and/or competitive factors; and
•
other risks and uncertainties indicated in this Quarterly Report on Form 10-Q, including those under the heading “Risk Factors” in this Quarterly Report on Form 10-Q.

There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth in this Quarterly Report on Form 10-Q, and in our other disclosures and filings with the SEC. These factors and the other cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q.

In addition, any forward-looking statements represent our estimates only as of the date that this Quarterly Report on Form 10-Q is filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. All forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof, and are expressly qualified in their entirety by this cautionary notice. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required by law.

ii

Summary of Risk Factors

Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. The below summary is qualified in its entirety by those more complete discussions of such risks and uncertainties. You should consider carefully the risks and uncertainties described under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q as part of your evaluation of an investment in our common stock.

•
We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.
•
We will require additional funding in order to finance operations and, if we are unable to raise capital when needed on acceptable terms, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.
•
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
•
We are very early in our research and development efforts. Our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them.
•
Our business is highly dependent on the success of our lead product candidate, REN-001, and our other product candidates.
•
Preclinical and clinical development involve a lengthy and expensive process with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates.
•
There is no guarantee that the toxicology and biodistribution studies in healthy pigs and the efficacy studies in haploinsufficient mice will be successful, or that the U.S. Food and Drug Administration, or the FDA, will not require further testing in these or other animal models.
•
As an organization, we have limited experience designing and no experience implementing clinical trials and we have never conducted pivotal clinical trials. Failure to adequately design a trial, or incorrect assumptions about the design of the trial, could adversely affect the ability to initiate the trial, enroll patients, complete the trial, or obtain regulatory approval on the basis of the trial results, as well as lead to increased or unexpected costs.
•
We may not be able to file our IND to commence clinical trials for our lead product candidate, REN-001 or our other product candidates on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.
•
REN-001 and our other product candidates may cause adverse events or undesirable side effects that could delay or prevent our regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
•
Changes in regulatory requirements, guidance from the FDA and other regulatory authorities or unanticipated events during our preclinical studies and clinical trials of REN-001 or our other product candidates may result in changes to preclinical studies or clinical trials or additional preclinical or clinical trial requirements, which could result in increased costs to us and could delay our development timeline.
•
If we are unable to successfully commercialize REN-001 or any of our other product candidates for which we receive regulatory approval, or experience significant delays in doing so, our business will be materially harmed.
•
We face significant competition, and if our competitors develop product candidates more rapidly than we do or their product candidates are more effective, our ability to develop and successfully commercialize products may be adversely affected.
•
We rely on licenses of intellectual property from Temple University, or Temple, and may license intellectual property from other third parties in the future, and such licenses may not provide adequate rights or may not be available in the future on commercially reasonable terms, if at all, and our licensors may be unable to obtain and maintain patent protection for the technology or products that they license to us.
•
If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from developing and commercializing similar or identical product candidates would be adversely affected.

i

•
We are dependent on the services of our management and other clinical and scientific personnel, and if we are not able to retain these individuals or recruit additional management or clinical and scientific personnel, our business will suffer.
•
Chardan identified a material weakness in its internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
•
Insiders have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Renovacor, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(In thousands, except share and per share amounts)	2021	2020*
ASSETS
Current assets:
Cash	$85,321	$5,384
Prepaids and other current assets	2,635	107
Total current assets	87,956	5,491
Property and equipment, net	20	1
Total assets	$87,976	$5,492

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,502	$137
Accrued expenses	2,184	57
Total current liabilities	3,686	194
Warrant liability	14,840	—
Share earnout liability (includes 500,000 shares of Common stock, $0.0001 par value per share, subject to forfeiture, issued and outstanding at September 30, 2021 - Note 3)	16,037	—
Total liabilities	34,563	194

Commitments and contingencies (Note 7)

Stockholders’ equity:**
Preferred stock, $0.0001 par value per share; 1,000,000 shares authorized; none issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 16,756,042 and 6,274,566 shares issued and outstanding at September 30, 2021 and December 30, 2020, respectively	2	1
Additional paid-in capital	71,877	10,194
Accumulated deficit	(18,466)	(4,897)
Total stockholders’ equity	53,413	5,298
Total liabilities and stockholders’ equity	$87,976	$5,492

———————

* The condensed balance sheet at December 31, 2020 has been derived from the audited financial statements at that date.

** Reflects effect of retroactive application of reverse recapitalization (Note 3).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Renovacor, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share amounts)	2021	2020	2021	2020
Operating expenses:
Research and development	$2,925	$892	$7,413	$1,868
General and administrative	2,315	147	3,227	547
Loss from operations	(5,240)	(1,039)	(10,640)	(2,415)
Other income (expense):
Interest expense	(147)	—	(147)	—
Change in fair value of derivative liability	80	—	80	—
Change in fair value of warrant liability	(1,435)	—	(1,435)	—
Change in fair value of share earnout liability	(1,427)	—	(1,427)	—
Net Loss	$(8,169)	$(1,039)	$(13,569)	$(2,415)

Net loss per share - basic and diluted	$(0.83)	$(0.27)	$(1.82)	$(0.69)
Weighted-average number of common shares used in computing net loss per share applicable to common stockholders - basic and diluted	9,794,348	3,863,631	7,460,719	3,514,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

Renovacor, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,569)	$(2,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	710	2
Gain on change in fair value of derivative liability	(80)	—
Loss on change in fair value of warrant liability	1,435	—
Loss on change in fair value of share earnout liability	1,427	—
Amortization of debt discount	136	—
Depreciation expense	1	1
Change in assets and liabilities:
Prepaid expenses and other current assets	(2,528)	(13)
Accounts payable	1,289	47
Accrued expenses	1,879	49
Net cash used in operating activities	(9,300)	(2,329)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	—	821
Proceeds from issuance of convertible promissory note, net of issuance costs	2,445	—
Effect of Merger, net of transaction costs (Note 3)	86,792	—
Net cash provided by financing activities	89,237	821
Net increase (decrease) in cash	79,937	(1,508)
Cash at beginning of period	5,384	2,161
Cash at end of period	$85,321	$653

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Merger costs allocated to equity included in accrued expenses and accounts payable	$304	$—
Property and equipment in accounts payable	$20	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFO:
Cash paid during the period for interest	$12	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Renovacor, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

	For the Nine Months Ended September 30, 2021

					Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-in-	Accumulated	Stockholders'
(In thousands, except share amounts)	Shares	Amount	Shares	Amount	Capital	Equity (Deficit)	Equity (Deficit)
Balance, December 31, 2020 (as previously reported)	2,578,518	$10,074	1,953,368	$—	$121	$(4,897)	$(4,776)
Retroactive application of reverse recapitalization (Note 3)	(2,578,518)	(10,074)	4,321,198	1	10,073	—	10,074
Balance, December 31, 2020, effect of Merger (Note 3)	—	$—	6,274,566	$1	$10,194	$(4,897)	$5,298
Issuance of restricted common stock	—	—	30,495	—	—	—	—
Stock-based compensation	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	(1,681)	(1,681)
Balance, March 31, 2021	—	$—	6,305,061	$1	$10,201	$(6,578)	$3,624
Stock-based compensation	—	—	—	—	185	—	185
Net loss	—	—	—	—	—	(3,719)	(3,719)
Balance, June 30, 2021	—	$—	6,305,061	$1	$10,386	$(10,297)	$90
Effect of Merger and recapitalization (refer to Note 3)	—	—	8,166,205	1	31,269	—	31,270
Common stock and pre-funded warrants issued pursuant to PIPE financing	—	—	2,284,776	—	29,704	—	29,704
Stock-based compensation	—	—	—	—	518	—	518
Net loss	—	—	—	—	—	(8,169)	(8,169)
Balance, September 30, 2021	—	$—	16,756,042	$2	$71,877	$(18,466)	$53,413

	For the Nine Months Ended September 30, 2020

					Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-in-	Accumulated	Stockholders'
(In thousands, except share amounts)	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2019 (as previously reported)	934,803	$3,439	1,933,988	$—	$95	$(1,667)	$(1,572)
Retroactive application of reverse recapitalization (Note 3)	(934,803)	(3,439)	1,384,468	—	3,439	—	3,439
Balance, December 31, 2019, effect of Merger (Note 3)	—	$—	3,318,456	$—	$3,534	$(1,667)	$1,867
Issuance of restricted common stock	—	—	9,121	—	—	—	—
Vesting of restricted common stock	—	—	—	—	5	—	5
Stock-based compensation	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	(815)	(815)
Balance, March 31, 2020	—	$—	3,327,577	$—	$3,540	$(2,482)	$1,058
Issuance of Series A Preferred	—	—	536,054	—	821	—	821
Vesting of restricted common stock	—	—	—	—	5	—	5
Stock-based compensation	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	(562)	(562)
Balance, June 30, 2020	—	$—	3,863,631	$—	$4,367	$(3,044)	$1,323
Vesting of restricted common stock	—	—	—	—	4	—	4
Stock-based compensation	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1,038)	(1,038)
Balance, September 30, 2020	—	$—	3,863,631	$—	$4,371	$(4,082)	$289

The accompanying notes are an integral part of these condensed consolidated financial statements.

Renovacor, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Business and Organization

Renovacor, Inc. (the “Company”, or “Renovacor”) (f/k/a Chardan Healthcare Acquisition 2 Corp. ("Chardan")), a Delaware corporation, is a biotechnology company focused on delivering innovative precision therapies to improve the lives of patients and families battling genetically-driven cardiovascular and related diseases. The Company’s initial focus is on the treatment of BAG3 mutation-associated dilated cardiomyopathy (“BAG3 DCM”), a heritable rare disease that leads to early onset, rapidly progressing heart failure and significant mortality and morbidity. The Company’s lead product candidate, REN-001, is a recombinant AAV9-based gene therapy designed to deliver a fully functional BAG3 gene to augment BAG3 protein levels in cardiomyocytes and slow or halt progression of BAG3 DCM.

The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, risks related to the successful development and commercialization of product candidates, fluctuations in operating results and financial risks, the ability to successfully raise additional funds when needed, protection of proprietary rights and patent risks, patent litigation, compliance with government regulations, dependence on key personnel and prospective collaborative partners, and competition from competing products in the marketplace.

Merger Agreement

Prior to September 2, 2021, the Company was a special purpose acquisition company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business transaction with one or more businesses or entities. On September 2, 2021 (the "Closing Date"), the Company consummated the business combination contemplated by that certain Agreement and Plan of Merger, dated March 22, 2021 (the “Merger Agreement”), by and among the Company, CHAQ2 Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), and Renovacor Holdings, Inc. (f/k/a Renovacor, Inc. ("Old Renovacor")). Pursuant to the Merger Agreement, (i) Merger Sub merged with and into Old Renovacor, with Old Renovacor as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of the Company (the “Merger”) and (ii) the Company’s name was changed from Chardan Healthcare Acquisition 2 Corp. to Renovacor, Inc. (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”).

Liquidity Considerations

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date the financial statements are issued. As of September 30, 2021, the Company had an accumulated deficit of $18.5 million and a cash balance of $85.3 million. The Company has incurred losses and negative cash flows from operations since inception, including net losses of $13.6 million for the nine months ended September 30, 2021. The Company expects to continue to incur substantial operating losses and negative cash flows for the foreseeable future and will require additional capital as it continues to advance REN-001 and/or any future product candidates through development. The Company currently expects that it's cash balance as of September 30, 2021 will be sufficient to fund its operations into 2023. However, this estimate is based on assumptions that may prove to be wrong, and the Company's operating plan may change as a result of factors currently unknown. In addition, the Company could utilize it's available capital resources sooner than expected. The Company will need substantial additional funding to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, the Company expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. However, the Company may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If the Company fails to raise capital or enter into such agreements or arrangements as, and when, needed, it may have to significantly delay, scale back or discontinue the development and commercialization of one or more of its product candidates.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements as certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The results of operations and cash flows for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2021 or any other future period.

Reverse Recapitalization

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, the Company is treated as the “acquired” company and Old Renovacor is treated as the acquirer for financial reporting purposes. As a result, the consolidated assets, liabilities and results of operations prior to the Business Combination are those of Old Renovacor. Additionally, the shares and corresponding capital amounts and losses per share, prior to the Business Combination, have been retroactively restated based on shares reflecting the applicable exchange ratio resulting from the Common Per Share Merger Consideration and/or the Preferred Per Share Merger Consideration (each as defined by the Merger Agreement). For additional information on the Business Combination and the resulting exchange ratio, see Note 3, Merger and Recapitalization, to these unaudited condensed consolidated financial statements.

Emerging Growth Company Status

The Company is an "emerging growth company", as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expense, and related disclosures. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. Estimates relied upon in preparing these financial statements relate to, but are not limited to, the fair value of financial instruments, stock-based compensation assumptions and accrued expenses (including accrued and prepaid clinical costs). Actual results may differ from these estimates under different assumptions or conditions.

Concentration of Credit Risk

Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash accounts in a financial institution, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on such accounts.

Property and Equipment, net

Property and equipment is carried at acquisition cost less accumulated depreciation, subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. The cost of normal, recurring, or periodic repairs and maintenance activities related to property and equipment, if any, are expensed as incurred. The cost for planned major maintenance activities, including the related acquisition or construction of assets, is capitalized if the repair will result in future economic benefits.

Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets. Equipment and other long-lived assets are depreciated over three to five years. The Company's property and equipment as of September 30, 2021 is comprised of lab equipment. When an asset is disposed of, the associated cost and accumulated depreciation is removed from the related accounts on the Company's balance sheet with any resulting gain or loss included in the Company's condensed consolidated statement of operations.

Financial Instruments

The fair value of the Company’s financial instruments is determined and disclosed in accordance with the three-tier fair value hierarchy specified in Note 4, Fair Value Measurements. The Company is required to disclose the estimated fair values of its financial instruments. As of September 30, 2021, the Company’s financial instruments consisted of warrant and share earnout liabilities. No such financial instruments existed as of December 31, 2020. As of September 30, 2021, the Company did not have any other derivatives, hedging instruments or other similar financial instruments.

Warrant Liability

The Company accounts for stock warrants as either equity instruments, liabilities or derivative liabilities in accordance with ASC Topic 480, Distinguishing Liabilities from Equity ("ASC 480") and/or ASC Topic 815, Derivatives and Hedging ("ASC 815"), depending on the specific terms of the warrant agreement. Liability-classified warrants are recorded at their estimated fair values at each reporting period until they are exercised, terminated, reclassified or otherwise settled. Changes in the estimated fair value of liability-classified warrants are recorded in Change in Fair Value of Warrant Liability in the Company’s condensed consolidated statements of operations. Equity-classified warrants are recorded within additional paid-in capital at the time of issuance and not subject to remeasurement.

Share Earnout Liability

The Company accounts for share earnout arrangements that represent equity-linked instruments as either liabilities or equity instruments in accordance with ASC 815, unless such arrangements are within the scope of ASC Topic 718, Compensation–Stock Compensation ("ASC 718"), depending on the specific terms of the contract. Contracts classified as liabilities are recorded at their estimated fair values at each reporting period until they are no longer outstanding. Changes in the estimated fair value of liability-classified share earnout arrangements are recorded in Change in Fair Value of Share Earnout Liability in the Company’s condensed consolidated statements of operations.

Convertible Note

On July 20, 2021, in accordance with the Merger Agreement and pursuant to a note purchase agreement (the “Note Purchase Agreement”), dated July 20, 2021, by and between Old Renovacor and Chardan Healthcare Investments, LLC ("Chardan Healthcare"), an affiliate of the Company's sponsor, Chardan Investments 2, LLC (the "Sponsor"), Old Renovacor issued a $2.5 million convertible promissory note to Chardan Healthcare (the “Convertible Promissory Note”) in exchange for $2,500,000 in cash to be used to finance Old Renovacor’s operations through the consummation of the Merger.

In connection with the closing of the Merger, the total principal of $2.5 million converted automatically into shares of the Company’s common stock, at a price per share equal to $10.00. All accrued and unpaid interest was cash settled following the Closing Date. At inception of the Note Purchase Agreement and issuance of the Convertible Promissory Note thereunder, it was determined that certain of the embedded features met the definition of an embedded derivative liability (e.g., contingent redemption features), that was required to be bifurcated from the host instrument (recorded as a debt discount) and measured at fair value. Upon conversion of the Convertible Promissory Note on the Closing Date, the Company reclassified the net carrying value of the Convertible Promissory Note to additional paid-in capital. The Company also derecognized the derivative liability on the Closing Date, resulting in a gain on change in fair value of derivative liability of approximately $0.1 million recorded in the condensed consolidated statement of operations for the three and nine months ended September 30, 2021.

Research and Development Expense

The Company expenses research and development expenses as incurred. The Company’s research and development expenses consist primarily of personnel-related expenses such as salaries, stock-based compensation, and benefits, and external costs of outside vendors engaged to conduct preclinical development activities. The Company accrues for expenses related to development activities performed by third parties based on an evaluation of services received and efforts expended pursuant to the terms of the contractual arrangements. There may be instances in which payments made to the Company’s vendors will exceed the level of services provided and result in a prepayment of expenses. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual or prepaid expense accordingly.

Stock-Based Compensation

The Company expenses stock-based compensation to employees and non-employees over the requisite service period, generally the vesting period, based on the estimated grant-date fair value of the awards. The Company accounts for forfeitures as they occur. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. All stock-based compensation costs are recorded in general and administrative or research and development costs in the condensed consolidated statements of operations based upon the underlying individual’s role at the Company.

Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the nine months ended September 30, 2021 and 2020, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. The Company has not recorded its net deferred tax asset as of either September 30, 2021 or December 31, 2020 because it maintained a full valuation allowance against all deferred tax assets as of these dates as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of September 30, 2021 and December 31, 2020, the Company had no uncertain tax positions.

Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period, which includes shares of common stock underlying the Pre-funded Warrant (as defined herein), as such warrant is exercisable, in whole or in part, for nominal cash consideration with no expiration date. Shares of common stock outstanding but subject to forfeiture and cancellation by the Company (e.g., Sponsor Earnout Shares – see Note 3) are excluded from the weighted-average shares until the period in which such shares are no longer subject to forfeiture. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, Public Warrants and Private Placement Warrants, and Sponsor Earnout Shares and Old Renovacor Earnout Shares (each as defined herein), which would result in the issuance of incremental shares of common stock, unless their effect would be anti-dilutive. See Note 12 for additional details.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB and rules are issued by the SEC that the Company has or will adopt as of a specified date. Unless otherwise noted, management does not believe that any other recently issued accounting pronouncements issued by the FASB or guidance issued by the SEC had, or is expected to have, a material impact on the Company’s present or future consolidated financial statements.

Accounting Pronouncements Recently Adopted

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies the accounting for certain convertible instruments. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2021, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2020. The Company adopted this standard effective January 1, 2021, and there was no material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases. Subsequently, the FASB issued ASU 2019-10 and then ASU 2020-05, both of which adjusted the effective date of ASU 2016-02 for non-public entities. The accounting standard is effective for non-public entities for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. A modified retrospective transition approach is required at the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the pending adoption of the new standard on the Company’s consolidated financial statements.

Note 3. Merger and Recapitalization

Merger Agreement

As discussed in Note 1, on the Closing Date, the Company closed the Business Combination with Old Renovacor, as a result of which Old Renovacor became a wholly-owned subsidiary of the Company. While the Company was the legal acquirer of Old Renovacor in the business combination, for accounting purposes, the Merger is treated as a reverse recapitalization, whereby Old Renovacor is deemed to be the accounting acquirer, and the historical financial statements of Old Renovacor became the historical consolidated financial statements of the Company upon the closing of the Merger. Under this method of accounting, the Company was treated as the “acquired” company and Old Renovacor is treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Old Renovacor issuing stock for the net assets of the Company, accompanied by a recapitalization. The net assets of the Company were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are presented as those of Old Renovacor.

At the consummation of the Merger Agreement upon filing of a certificate of Merger, which occurred on the Closing Date (the "Effective Time"), an aggregate of 6,305,061 shares of the Company’s common stock, par value $0.0001 per share, plus 194,926 Exchanged Options (defined below) (the "Aggregate Merger Consideration") was issued to equityholders of Old Renovacor as of immediately prior to the Effective Time. Out of the Aggregate Merger Consideration, each holder of preferred stock of Old Renovacor, par value $0.0001 per share (the "Old Renovacor Preferred Stock") was entitled to receive a number of shares of the Company's common stock equal to the Preferred Per Share Merger Consideration (as defined in the Merger Agreement) with respect to such holder’s shares of Old Renovacor Preferred Stock. Each holder of common stock of Old Renovacor, par value $0.0001 per share (the "Old Renovacor Common Stock," and together with Old Renovacor’s preferred stock, the "Old Renovacor Capital Stock"), was entitled to receive a number of shares of the Company’s common stock equal to the Common Per Share Merger Consideration (as defined in the Merger Agreement) with respect to such holder’s shares of Old Renovacor Common Stock. In addition, pursuant to the Company's 2021 Investor Incentive Plan, a portion of the Aggregate Merger Consideration was allocated among certain Old Renovacor equityholders or their affiliates who elected to participate in the PIPE Investment on a pro rata basis based on their respective investment amounts.

Each option to purchase shares of Old Renovacor Common Stock ("Old Renovacor Option") outstanding as of immediately prior to the Effective Time was converted into an option to purchase a number of shares of the Company’s common stock (rounded down to the nearest whole number) equal to the product of the number of shares of Old Renovacor Common Stock subject to such Old Renovacor option and the Common Per Share Merger Consideration (an "Exchanged Option"), which Exchanged Option is subject to the same vesting terms applicable to the Old Renovacor Option as of immediately prior to the Effective Time.

The shares and corresponding capital amounts and loss per share related to Old Renovacor Common Stock prior to the Business Combination Transaction have been retroactively restated reflect the Common Per Share Merger Consideration and the Preferred Per Share Merger Consideration, as applicable.

Holders of Old Renovacor Capital Stock are entitled to receive up to an additional 1,922,816 shares of the Company’s common stock (the “Old Renovacor Earnout Shares”) as follows:

•
576,845 Old Renovacor Earnout Shares, in the aggregate, if at any time during the period beginning on the date of the Closing (the “Closing Date”) and ending on December 31, 2023 (the “First Earnout Period”), the VWAP (as defined in the Merger Agreement) of the Company’s common stock over any twenty (20) Trading Days (as defined in the Merger Agreement) (which may or may not be consecutive) within any thirty (30) consecutive Trading Day period is greater than or equal to $17.50 per share of the Company’s common stock (the “First Milestone”).

•
An additional 576,845 Old Renovacor Earnout Shares, in the aggregate, if at any time during the period beginning on the Closing Date and ending on December 31, 2025 (the “Second Earnout Period”), the VWAP of the Company’s common stock over any twenty (20) Trading Days (which may or may not be consecutive) within any thirty (30) consecutive Trading Day period is greater than or equal to $25.00 per share of the Company’s common stock (the “Second Milestone”).

•
An additional 769,126 Old Renovacor Earnout Shares, in the aggregate, if at any time during the period beginning on the Closing Date and ending on December 31, 2027 (the “Third Earnout Period” and together with the First Earnout Period and the Second Earnout Period, each, an “Earnout Period” and collectively, the “Earnout Periods”), the VWAP of the Company’s common stock over any twenty (20) Trading Days (which may or may not be consecutive) within any thirty (30) consecutive Trading Day period is greater than or equal to $35.00 per share of the Company’s common stock (the “Third Milestone” and together with the First Milestone and the Second Milestone, the “Earnout Milestones”).

•
Upon the consummation of any Change in Control (as defined in the Merger Agreement) during any Earnout Period, any Earnout Milestone with respect to such Earnout Period that has not yet been achieved shall automatically be deemed to have been achieved regardless of the valuation of the Company’s common stock in such Change in Control transaction and the Company will take all actions necessary to provide for the issuance of the shares of the Company’s common stock comprising the applicable Old Renovacor Earnout Shares issuable in respect of such Earnout Milestone(s) prior to the consummation of such Change in Control.

Each holder of Old Renovacor's Capital Stock was entitled to such holder’s aggregate Per Share Earnout Consideration (as defined in the Merger Agreement) in respect of such shares of Old Renovacor's Capital Stock as described above. In addition, at the Effective Time, holders of Old Renovacor Options received the right to be granted an Earnout RSU Award (as defined in the Merger Agreement) in respect of such holder’s Old Renovacor Options, which entitle such holder to an aggregate number of shares of the Company's common stock equal to the aggregate Per Share Earnout Consideration in respect of the shares of Old Renovacor Capital Stock underlying such Old Renovacor Options, if any, subject to the satisfaction of the applicable vesting conditions with respect to the Exchanged Options issued in respect of such Renovacor Options at the Closing. See Note 10 for further details.

Further, under the terms of the Business Combination (as provided for in the Sponsor Support Agreement), certain Sponsor Shares totaling 500,000 were placed into escrow and subject to forfeiture (the "Sponsor Earnout Shares"). Such Sponsor Earnout Shares will be released from escrow if the weighted average sale price of the Company's common stock equals or exceeds the applicable Target Price (as set forth in the table below) for any 20 trading days within a 30-day trading period from the Effective Time until the applicable end date. Upon consummation of any Change in Control during any Earnout Period, any Earnout Milestone with respect to such Earnout Period that has not yet been achieved shall automatically be deemed to have been achieved regardless of the valuation of the per share common stock price in such Change in Control transaction. Any Sponsor Earnout Shares that remain unvested as of the expiration of the applicable earnout period shall be forfeited and canceled.

The Old Renovacor Earnout Shares and Sponsor Earnout Shares (collectively, the "Earnout Shares") is summarized, as set forth in the table below:

		Old Renovacor	Sponsor
	Target Price	Earnout Shares	Earnout Shares	Total
December 31, 2023	$17.50	576,845	150,000	726,845
December 31, 2025	$25.00	576,845	150,000	726,845
December 31, 2027	$35.00	769,126	200,000	969,126
		1,922,816	500,000	2,422,816

PIPE Investment (Private Placement)

Concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements (the "Subscription Agreements"), with certain investors ("PIPE Investors"), including Chardan Healthcare, certain stockholders of Old Renovacor and certain other institutional and accredited investors, pursuant to which, on the Closing Date, and concurrently with the closing of the Business Combination, the PIPE Investors purchased an aggregate of 2,284,776 shares the Company's common stock, at a price of $10.00 per share, and a pre-funded warrant entitling the holder thereof to purchase 715,224 shares of the Company's common stock (the "Pre-Funded Warrant") at an initial purchase price of $9.99 per share underlying the Pre-Funded Warrant, for aggregate gross proceeds of approximately $30.0 million (the "PIPE Investment"). The Pre-Funded Warrant is immediately exercisable at an exercise price of $0.01 and is exercisable indefinitely, provided that the holder of the Pre-Funded Warrant is prohibited from exercising such Pre-Funded Warrant in an amount that would cause such holder’s beneficial ownership of our Common Stock to exceed 9.99%, which limitation may be increased up to 19.99% at the option of the holder from time to time.

The following table reconciles the elements of the Merger to the unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2021:

Recapitalization
Cash – CHAQ trust and cash, net of redemptions	65,127
Cash – PIPE financing	29,993
Less: CHAQ and Old Renovacor transaction costs paid	(5,828)
Less: Settlement of convertible note at closing	(2,500)
Effect of Merger, net of redemptions and transaction costs	86,792

The following table reconciles the elements of the Merger to the unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the nine months September 30, 2021:

Recapitalization
Cash – CHAQ trust and cash, net of redemptions	65,127
Less: CHAQ and Old Renovacor transaction costs incurred	(5,842)
Less: Fair value of assumed Private Placement Warrants from CHAQ	(13,405)
Less: Fair value of Earnout Consideration and Sponsor Earnout Consideration (1)	(14,610)
Effect of Merger, net of redemptions and transaction costs	31,270

The following table details the number of shares of common stock issued immediately following the consummation of the Merger:

Number of Shares
Common stock, outstanding prior to Merger	8,622,644
Less: redemption of CHAQ shares	(2,112,100)
Common stock of CHAQ	6,510,544
CHAQ Founder shares	2,155,661
Shares issued in PIPE Financing	2,284,776
Merger and PIPE financing shares - common stock	10,950,981
Shares issued to Old Renovacor - common stock (1)	6,305,061
Total shares of common stock immediately after Merger (2)	17,256,042

———————

(1)
The number of shares of common stock issued to Old Renovacor equityholders was determined based on (i) 1,987,636 shares of Old Renovacor Common Stock outstanding immediately prior to the closing of the Merger converted based on the Common Per Share Merger Consideration (as defined in the Merger Agreement) and (ii) 2,578,518 shares of Old Renovacor Preferred Stock outstanding immediately prior to the closing of the Merger converted based on the Preferred Per Share Merger Consideration (as defined in the Merger Agreement). All fractional shares were rounded down.
(2)
Includes 500,000 shares of common stock being held in escrow and subject to vesting or forfeiture based on satisfaction of the Earnout Milestones set forth in the Sponsor Support Agreement. Such shares are liability classified and included in the Share earnout liability as of September 30, 2021.

See Note 9 – Stockholders’ Equity for additional details of the Company’s capital stock.

Note 4. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company applies the guidance in ASC 820, Fair Value Measurement, to account for financial assets and liabilities measured on a recurring basis. Fair value is measured at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.

The Company uses a fair value hierarchy, which distinguishes between assumptions based on market data (observable inputs) and an entity's own assumptions (unobservable inputs). The guidance requires that fair value measurements be classified and disclosed in one of the following three categories:

•
Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•
Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
•
Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 and 3 during the nine months ended September 30, 2021.

The table below presents the liabilities measured and recorded in the financial statements at fair value on a recurring basis at September 30, 2021 categorized by the level of inputs used in the valuation of each asset and liability.

	September 30, 2021
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Warrant liability	14,840	—	—	14,840
Share earnout liability	16,037	—	—	16,037
Total liabilities	30,877	—	—	30,877

As of December 31, 2020, the Company had no assets or liabilities measured and recorded at fair value on a recurring basis.

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

Warrant Liability and Earnout Share Liability

The reconciliation of the Company's warrant and earnout share liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Warrant	Earnout Share
(In thousands)	Liability	Liability
Balance, December 31, 2020	$—	$—
Assumed warrants due to Merger (1)	13,405	—
Issuance of earn-out shares (1)	—	14,610
Change in the fair value of liability	1,435	1,427
Balance, September 30, 2021	$14,840	$16,037

———————

(1)
Represents fair value on the Closing Date.

Assumptions Used in Determining Fair Value of Liability-Classified Warrants

The Company utilizes a Black-Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the condensed consolidated statements of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in an options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the expected volatility of its common stock based on historical volatility of a peer group, considering the expected remaining life of the Private Placement Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the valuation date for a maturity similar to the expected remaining life of the Private Placement Warrants. The expected life of the Private Placement Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The fair value of the Private Placement Warrants has been estimated with the following assumptions:

	September 30,	September 2,
	2021	2021
Stock price	$9.05	$8.41
Strike price	$11.50	$11.50
Expected volatility	75.0%	75.0%
Risk-free interest rate	0.66%	0.54%
Expected dividend yield	—	—
Expected term (years)	3.56	3.64
Fair value per warrant	$4.24	$3.83

Assumptions Used in Determining Fair Value of Liability-Classified Earnout Shares

The Company utilizes a Monte Carlo simulation to value the Earnout Shares. The Company selected this model as it believes it is reflective of all significant assumptions that market participants would likely consider in negotiating the transfer of the Earnout Shares. Such assumptions include, among other inputs, expected stock price volatility, risk-free rates, and change in control assumptions. The Company estimates probability of a change in control based on both market data for the biotechnology industry and managements own assessment. The Company estimates the expected volatility of its common stock based on historical volatility of a peer group, considering the remaining term of the Earnout Shares. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the valuation date for a maturity similar to the expected remaining life of the Earnout Shares. The expected life of the Earnout Shares is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The fair value of the Earnout Shares has been estimated with the following assumptions:

	September 30,	September 2,
	2021	2021
Stock price	$9.05	$8.41
Probability of Change in Control	7.5%	7.5%
Expected volatility	75.0%	75.0%
Risk-free interest rate	1.19%	0.97%
Expected dividend yield	—	—
Remaining term (years)	6.25	6.33
Fair value per share	$6.62	$6.03

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
($ in thousands)	2021	2020
Research and development costs	$393	$90
Insurance	1,825	15
Other	417	2
Total prepaid expenses and other current assets	$2,635	$107

Note 6. Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
($ in thousands)	2021	2020
Employee compensation and benefits	$400	$35
External research and development expenses	965	22
Merger-related costs	261	—
Professional fees and other	558	—
Total accrued expenses	$2,184	$57

Note 7. Commitments and Contingencies

Legal Proceedings

The Company is not currently subject to any material legal proceedings.

Sponsored Research Agreement

The Company is committed to funding the Temple SRA as further described in Note 8.

Note 8. License and Sponsored Research Agreements

Temple University

In August 2019, Old Renovacor entered into an exclusive license agreement effective as of August 12, 2019 (the “Temple License Agreement”) and a sponsored research agreement, which was amended effective as of August 12, 2019, August 27, 2019 and further amended effective as of July 1, 2021 (as amended to date, the “Temple SRA”), each with Temple University (“Temple”). The Temple License Agreement was assigned to the Company in connection with the Merger. Pursuant to the Temple License Agreement, Temple granted the Company an exclusive, royalty-bearing, sublicensable, worldwide license to certain patent rights in certain inventions related to the use of BAG3 technology for the diagnosis, prevention or treatment of diseases in humans, and a non-exclusive license to use specified know-how and materials with a provision that Temple will retain the rights to practice the patent rights for non-commercial educational research purposes only and shall be free to sublicense these rights to other non-profit educational and research institutions solely for noncommercial research and educational purposes. Under the Temple SRA, Temple is primarily responsible for preclinical development activities with respect to licensed technology and know-how through the pursuit of specific investigational questions which, in the aggregate, are intended to provide important supporting data for a future IND-enabling studies and for potential future marketing efforts. The Company is responsible for all subsequent clinical development and commercialization activities with respect to the licensed technology and know-how.

Upon execution of the Temple License Agreement in 2019, Old Renovacor issued to Temple 97,879 shares of Old Renovacor Common Stock on the effective date of the transaction and agreed to issue Temple an additional 9,130 shares of Old Renovacor Common Stock upon the closing date of the second tranche of the Series A Convertible Preferred Stock, which occurred in November 2020. The Company also reimbursed Temple for the prosecution and maintenance costs incurred by Temple for the licensed patent rights prior to the Company entering into the License Agreement, and the Company is responsible for all the ongoing costs relating to the prosecution and maintenance of the Temple patent rights licensed to the Company going forward. The Company also agreed to pay Temple a minimum annual administrative fee of $20,000 per year beginning with the effective date of the Temple License Agreement and continuing each annual anniversary thereafter. Further, as required by Section 12.2 of the License Agreement, the Company is required to make payment of the assignment fee of $100,000 to Temple following closing of the Merger related to the assignment of the License Agreement from Old Renovacor to the Company.

The Temple License Agreement requires the Company to pay up to an aggregate of $1.25 million to Temple upon the achievement of certain developmental, regulatory and commercial milestones for the first licensed product that achieves said milestones regardless of the number of licensed products that achieve them. In addition, the Company is required to pay Temple a low single-digit royalty on net sales of any product utilizing the patent rights under the License Agreement, up to 50% of which may be reduced by payments Renovacor makes to third parties for freedom to operate. In addition, the Company must also pay a percentage of all consideration based on a percentage of sublicense consideration received by it, which percentage ranges from the mid-teens to mid-twenties depending on the stage of development at the time of the sublicense agreement.

The Temple License Agreement will remain effective until (i) the expiration date of the last-to-expire patents covered under the License Agreement (currently expected to occur in 2041); (ii) the termination by Temple upon (a) an uncured breach by the Company, with a 60-day notification period, (b) the Company’s filing of a voluntary petition in bankruptcy or related proceeding, providing such petition is not dismissed within 90 days after the filing thereof, (c) a failure by the Company to meet certain milestones set forth in the Licensed Agreement, or (d) non-payment of undisputed monies due to Temple, with a 30-day notification period. Additionally, the Company may terminate the entire agreement or with respect to an individual patent or patent application, if desired, subject a 90-day notification period.

As it relates to the Temple SRA, prior to the amendment entered into in August 2021 and effective as of July 1, 2021, Temple was to conduct certain preclinical activities for a three-year period, unless terminated sooner or extended by mutual written consent, for which the Company was obligated to fund approximately $0.9 million over the three-year initial term of the Temple SRA. The Temple SRA was further amended effective as of July 1, 2021 (the “2021 Amendment”) to, among other things, revise the period of performance, scope of work, and the budget. Following the 2021 Amendment, the Company is obligated to fund a total of approximately $5.3 million to Temple through June 30, 2024 pursuant to the Temple SRA, of which approximately $1.1 million has been funded and/or incurred since inception of the Temple SRA through September 30, 2021.

During the three months ended September 30, 2021 and 2020, the Company recorded research and development expenses of approximately $0.5 million and $0.1 million, respectively, related to the Temple SRA. During the nine months ended September 30, 2021 and 2020, the Company recorded research and development expenses of approximately $0.7 million and $0.3 million, respectively, related to the Temple SRA.

Note 9. Stockholder’s Equity

Common Stock

Upon closing of the Merger, pursuant to the terms of the Second Amended and Restated Certificate of Incorporation, the Company was authorized to issue up to 100,000,000 shares of common stock, par value $0.0001 per share (the "Common Stock").

As discussed in Note 3, the Company has retroactively adjusted the shares issued and outstanding prior to September 2, 2021 to give effect to the Common Per Share Merger Consideration (as defined in the Merger Agreement) to determine the number of shares of common stock into which they were converted.

Prior to the Merger, the Company was authorized to issue up to 6,000,000 shares of common stock, of which 1,987,636 were issued and outstanding immediately prior to the Closing Date. See Note 3.

Preferred Stock

Upon closing of the Merger, pursuant to the terms of the Second Amended and Restated Certificate of Incorporation, the Company was authorized to issue up to 1,000,000 shares of undesignated preferred stock, par value $0.0001 (the "Undesignated Preferred Stock"). The Company's board of directors or any committee thereof is expressly authorized, to the fullest extent permitted by law, to provide by resolution or resolutions for, out of the unissued shares of Undesignated Preferred Stock, the issuance of the shares of Undesignated Preferred Stock in one or more series, and by filing a certificate of designations pursuant to the General Corporate Law of the State of Delaware, to establish or change from time to time the number of shares of each such series, and to fix the designations, powers, including voting powers, full or limited, or no voting powers, preferences and the relative, participating, optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof.

As discussed in Note 3, the Company has retroactively adjusted the shares issued and outstanding prior to September 2, 2021 to give effect to the Preferred Per Share Merger Consideration (as defined in the Merger Agreement) to determine the number of shares of common stock into which they were converted.

Prior to the Merger, the Company was authorized to issue up to 3,333,283 shares of its Series A convertible preferred stock, par value $0.0001 ("Series A Preferred Stock"), of which 2,578,518 were issued and outstanding immediately prior to the Closing Date. See Note 3. The Series A Preferred Stock, prior to consummation of the Business Combination, was convertible into common stock at the option of the holder at any time and without payment of any additional consideration. Each share of Series A Preferred Stock was convertible into a number of fully paid shares of common stock as is determined by dividing the Series A Preferred Stock original issuance price ($4.065063) by the Series A Preferred Stock conversion price (initially equal to $4.065063). Provided, however, shares of Series A Preferred Stock would automatically be converted into shares of common stock upon either (a) the closing of an underwritten public offering at a price of at least $12.20 per share resulting in at least $60 million of gross proceeds, prior to deductions for underwriting discounts, commission, and expenses, or (b) the date and time, or occurrence of an event, specified by a vote of at least a majority of the holders of the Series A Preferred Stock then outstanding. The Series A Preferred Stock was subject to redemption under certain deemed liquidation events and the holders were entitled to a liquidation preference in the event of a voluntary or involuntary liquidation, dissolution or winding-up of the Company, or deemed liquidation event of the Company (which includes certain mergers and asset transfers). The liquidation preference was an amount equal $4.065063, plus cumulative accrued dividends to date on such shares.

Assumed Public Warrants

Prior to the Merger, the Company had outstanding 8,622,644 warrants (the "Public Warrants") which were issued in connection with the Company's initial public offering in April 2020 (the "Chardan IPO"). Each Public Warrant entitles the holder to purchase one-half of one share of the Company's common stock at an exercise price of $11.50 per whole share, subject to adjustment. No fractional shares will be issued upon exercise of the Public Warrants. Therefore, the Public Warrants must be exercised in multiples of two Public Warrants for one share of the Company's common stock. The Public Warrants became exercisable upon the closing of the Business Combination; provided the Company has an effective and current registration statement covering the shares of Company common stock issuable upon the exercise of the Public Warrants and a current prospectus relating to such shares of common stock. The Public Warrants will expire five years following the Closing Date or earlier upon redemption or liquidation.

The Company may redeem the Public Warrants:

•
in whole and not in part;
•
at a price of $0.01 per Public Warrant;
•
at any time during the exercise period;
•
upon a minimum of 30 days’ prior written notice of redemption;
•
if, and only if, the last sale price of the Company’s common stock equals or exceeds $16.00 per share for any 10 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
•
if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such Public Warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

To date, certain of the above conditions have not been met to redeem the Public Warrants. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of shares of Common Stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. Additionally, in no event will the Company be required to net cash settle the Public Warrants.

The Company determined that the Public Warrants met all of the criteria for equity classification. Accordingly, upon closing of the Merger, the Public Warrants were recorded as a component of additional paid-in capital.

Assumed Private Placement Warrants

Prior to the Merger, the Company had outstanding 3,500,000 warrants (the "Private Placement Warrants") which were issued simultaneously with the closing of the Chardan IPO, pursuant to a private placement transaction. Each Private Placement Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50. The Private Placement Warrants are identical to the Public Warrants except that the Private Placement Warrants (i) will be exercisable for cash (even if a registration statement covering the shares of common stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option, and (ii) will not be non-redeemable by the Company, in each case, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The Private Placement Warrants purchased by Chardan will not be exercisable more than five years from the effective date of the Chardan IPO, in accordance with FINRA Rule 5110(f)(2)(G)(i), as long as Chardan Capital Markets or any of its related persons beneficially own these Private Placement Warrants.

The Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. The Company classifies the Private Placement Warrants as derivative liabilities in its condensed consolidated balance sheet as of September 30, 2021. The Company measures the fair value of the warrants at the end of each reporting period and recognizes changes in the fair value from the prior period in the Company’s operating results for the current period. Refer to Note 4 for discussion of fair value measurement of the warrant liabilities.

The following table summarizes outstanding warrants to purchase shares of the Company’s common stock as of September 30, 2021 and December 31, 2020:

	Number of Shares
	September 30,	December 31,	Weighted-Average
	2021	2020	Exercise Price	Expiration Date
Liability-classified Warrants
April 2020 Private Placement Warrants (1)	3,500,000	—	$11.50	4/23/2025 (4)
	3,500,000	—
Equity-classified Warrants
April 2020 Public Warrants (2)	8,622,644	—	$11.50	9/2/2026
September 2021 Pre-Funded Warrants (3)	715,224	—	$0.01	—
	9,337,868	—
Total outstanding	12,837,868	—

———————

(1)
Private Placement Warrants assumed in the Merger. Each warrant share is exercisable for one share of common stock.
(2)
Public Warrants assumed in the Merger. Each warrant share is exercisable for one-half share of common stock, provided, however, each warrant must be exercised in multiples of two.
(3)
Pre-Funded Warrant issued in connection with PIPE Investment (Note 3). Each warrant share is exercisable indefinitely for one share of common stock.
(4)
The Private Placement Warrants purchased by Chardan will not be exercisable more than five years from the effective date of the Chardan IPO, in accordance with FINRA Rule 5110(f)(2)(G)(i), as long as Chardan Capital Markets or any of its related persons beneficially own these Private Placement Warrants. Otherwise, such Private Placement Warrants shall expire on September 2, 2026.

Capital Stock Reserves

As of September 30, 2021, the Company reserved the following shares of common stock for future issuance:

Shares issuable upon exercise of pre-funded warrants outstanding	715,224
Shares issuable upon exercise of warrants outstanding	7,811,322
Shares issuable upon issuance of contingent consideration (earnout shares)	1,995,362
Shares issuable upon exercise of outstanding stock options	1,114,131
Shares reserved for future issuance under 2021 Incentive Plan	1,240,537
Total	12,876,576

Note 10. Stock-based Compensation

Equity Incentive Plans

As of September 30, 2020, the only equity compensation plan from which the Company may currently issue new awards is the Company’s 2021 Omnibus Incentive Plan (the “2021 Plan”), as more fully described below.

2018 Stock Option and Grant Plan

Prior to the Merger, Old Renovacor maintained its 2018 Stock Option and Grant Plan (the "2018 Plan"), under which Old Renovacor granted incentive stock options, non-qualified stock options and restricted stock awards to its employees and certain non-employees, including consultants, advisors and directors. The maximum aggregate shares of common stock that was subject to awards and issuable under the 2018 Plan was 1,118,869 prior to the Merger.

As more fully described in Note 3, in connection with the Merger, each Old Renovacor Option that was outstanding and unexercised immediately prior to the Effective Time (whether vested or unvested) was assumed by the Company and converted into an option to purchase an adjusted number of shares of the Company's common stock at an adjusted exercise price per share, based on the Per Common Share Merger Consideration, and will continue to be governed by substantially the same terms and conditions, including vesting, as were applicable to the former option. Each Exchanged Option is exercisable for a number of whole shares of common stock equal to the product of the number of shares of Old Renovacor Common Stock underlying such Old Renovacor Options multiplied by the Per Common Share Merger Consideration, and the per share exercise price of such Exchanged Option is equal to the quotient determined by dividing the exercise price per share of the Old Renovacor Option by the Per Common Share Merger Consideration. Following the closing of the Merger, no new awards may be made under the 2018 Plan.

Upon the closing of the Merger, the outstanding and unexercised Old Renovacor Options became options to purchase an aggregate 194,926 shares of the Company’s common stock at an average exercise price of $5.66 per share. The Company accounted for the Exchanged Options as a modification of the existing options. Incremental compensation costs, measured as the excess, if any, of the fair value of the modified options over the fair value of the original options immediately before its terms are modified, is measured based on the fair value of the underlying shares and other pertinent factors at the modification date. The impact of the option modifications were de minimis.

2021 Omnibus Incentive Plan

At the Effective Time, the Company adopted the 2021 Plan which permits the granting of incentive stock options, non-qualified options, stock appreciation rights, restricted stock, restricted stock units and other stock-based award, and performance awards to employees, directors, and non-employee consultants and/or advisors. As of September 30, 2021, 2,229,407 shares of Common Stock are authorized for issuance pursuant to awards under the 2021 Plan. The pool of available shares will be automatically increased on the first day of each calendar year, beginning January 1, 2022 and ending January 1, 2031, by an amount equal to the lesser of (i) 4% of the outstanding shares of our Common Stock determined on a fully-diluted basis as of the immediately preceding December 31 and (ii) such smaller number of shares as determined by the Company's board of directors.

In addition, any awards outstanding under the 2018 Plan upon the closing of the Business Combination, after adjustment for the Business Combination, remain outstanding. If any of those awards subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares after the closing of the Business Combination, the shares of the Company's common stock underlying those awards will automatically become available for issuance under the 2021 Plan. No new awards may be made under the 2018 Plan.

The exercise prices, vesting and other restrictions of the awards to be granted under the 2021 Plan are determined by the board of directors, except that no stock option may be issued with an exercise price less than the fair market value of the common stock at the date of the grant or have a term in excess of ten years. Options granted under the 2021 Plan are exercisable in whole or in part at any time subsequent to vesting.

As of September 30, 2021, options exercisable for 919,205 shares of commons stock have been granted and (i) 1,237,656 shares of common stock remain available for future issuance under the 2021 Plan and (ii) an additional 72,546 shares of common stock are reserved for future issuance under the 2021 Plan to be used solely and exclusively for the grant of restricted stock units pursuant to the earnout provisions of the Merger Agreement (defined as “Earnout RSUs” under the 2021 Plan).

Accounting for Stock-based Compensation

The Company recognizes non-cash compensation expense for stock-based awards under the Company’s equity incentive plans over an award’s requisite service period, or vesting period, using the straight-line attribution method, based on their grant date fair value, determined using the Black-Scholes option-pricing model. Generally, the Company issues awards with only service-based vesting conditions and records the expense for these awards using the straight-line method. The Company recognizes forfeitures related to stock-based compensation awards as they occur and reverses any previously recognized compensation cost associated with forfeited awards in the period the forfeiture occurs.

The Company classifies stock-based compensation expense in the statement of operations in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified. Total stock-based compensation expense attributable to stock-based payments made to employees, consultants and directors included in operating expenses in the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2021	2020	2021	2020
Research and development	$364	$1	$543	$1
General and administrative	154	—	167	1
Total stock-based compensation expense	$518	$1	$710	$2

Stock Option Awards

Assumptions Used in Determining Fair Value of Stock Options

Inherent in the Black-Scholes option-pricing model are the following assumptions:

Volatility. The Company lacks company-specific historical and implied volatility information. Therefore, the Company estimates the expected stock volatility based on the historical volatility of a publicly traded set of peer companies over a period of time commensurate with the expected term of the stock options. The Company expects to continue to do so until it has adequate historical data regarding the volatility of the Company's traded stock price.

Expected term. The Company uses the simplified method described in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”), to determine the expected life of the option grants.

Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption.

Expected term. The expected term of stock options granted is based on an estimate of when options will be exercised or cancelled in the future.

Dividend rate. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero.

Forfeitures. The Company accounts for forfeitures when they occur. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

Prior to the Business Combination, the grant date fair value of the shares of Old Renovacor common stock was determined by the Old Renovacor's board of directors with the assistance of management using valuation methodologies which utilize certain assumptions including probability weighting of events, volatility, time to liquidation, a risk-free interest rate, and an assumption for a discount for lack of marketability. In determining the fair value of the shares of Old Renovacor's common stock, the methodologies used to estimate the enterprise value were performed using methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Subsequent to the Business Combination, the Company utilizes the price of its publicly-traded common stock to determine the grant date fair value of awards.

The fair value of each option award at the date of grant was estimated using the Black-Scholes option pricing model. All options granted during the nine months ended September 30, 2021 and 2020 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant.

The following table provides the weighted-average assumptions used in determining the fair value of option awards to purchase 1,041,004 and 37,531 shares of common stock issued during the nine months ended September 30, 2021 and 2020, respectively:

	Nine Months Ended
	September 30,
	2021	2020
Expected volatility	77.7%	69.4%
Risk-free Interest Rate	0.92%	1.46%
Expected dividend yield	—	—
Expected term (years)	5.95	5.94

The weighted average fair value of the options granted was $5.22 and $0.28 per share for the nine months ended September 30, 2021 and 2020, respectively.

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2021:

($ in thousands, except share and per share data)	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020 (as previously reported)	82,179	$0.25	8.4	$12
Retroactive application of reverse recapitalization (Note 3)	(9,052)	0.04
Outstanding at December 31, 2020, effect of Merger	73,127	$0.29
Granted	1,041,004	7.87
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2021 (1)	1,114,131	$7.37	9.7	$2,032
Exercisable at September 30, 2021	55,060	$0.25	5.8	$484

During the nine months ended September 30, 2021, the Company issued 88,991 options in connection with the employment of one of its officers, which shares are expected to vest in December 2021 upon the attainment of certain performance conditions.

The fair value of options that vested during the nine months ended September 30, 2021 was less than $0.1 million. As of September 30, 2021, there was approximately $4.9 million of unrecognized stock-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average period of 3.5 years.

Restricted Stock Awards

In connection with the closing of the Merger, all unvested restricted stock awards outstanding immediately prior to the Effective Time became fully vested, resulting in the recognition of less than $0.1 million in stock-based compensation expense. Additionally, as of September 30, 2021 the Company is committed to issuing 72,546 Earnout RSUs pursuant to the provisions of the Merger Agreement, representing holders of Old Renovacor Options aggregate Per Share Earnout Consideration (as defined in the Merger Agreement) in respect of such shares of Old Renovacor Options, which are expected to be issued in the fourth quarter of 2021. See Note 3 for details.

Note 11. Related Parties

Sponsor Ownership

Jonas Grossman, a member of the Company's board of directors since 2018, is a managing member of Chardan Capital Markets, LLC ("Chardan CM"), an affiliate of the Sponsor. Additionally, Gbola Amusa, a member of the Company's board of directors since June 2018, is a partner of Chardan CM. As of September 30, 2021, the Sponsor beneficially owns 1,605,661 shares of the Company’s common stock, excluding the Sponsor Earnout Shares being held in escrow and subject to vesting or forfeiture based on satisfaction of the Earnout Milestones set forth in that certain Sponsor Support Agreement, representing approximately 9.6% of the Company's outstanding common stock. An affiliate of the Sponsor, Chardan Healthcare Investments LLC, also owns 250,000 shares of the Company’s common stock.

Prior to the Merger, in December 2018, the Sponsor and certain of its employees purchased 5,000,000 shares of the Company's Common Stock for an aggregate purchase price of $25,000 and, in April 2020, canceled 2,556,250 of their shares, resulting in 2,443,750 remaining shares owned by the Sponsor and certain of its employees ("Sponsor Shares"). In June 2020, an additional 288,089 Sponsor Shares were canceled, and 500,000 shares became Sponsor Earnout Shares pursuant to the Sponsor Support Agreement upon the closing of the Business Combination.

Further, in April 2020, the Sponsor purchased 3,500,000 Private Placement Warrants at $0.40 per warrant (for a total purchase price of $1.4 million), as more fully described in Note 9.

On July 20, 2021, in accordance with the Merger Agreement and the Note Purchase Agreement, Old Renovacor issued a $2.5 million Convertible Promissory Note in exchange for $2.5 million in cash to be used to finance Old Renovacor’s operations through the consummation of the Merger. In connection with the consummation of the Merger, the total principal of $2.5 million converted automatically into shares of the Company’s common stock, at a price per share equal to $10.00. All accrued and unpaid interest was cash settled following the Closing Date.

PIPE Investment (Private Placement)

Concurrently with the execution of the Merger Agreement, the Company entered into Subscription Agreements with the PIPE Investors, including Chardan Healthcare Investments, LLC, an affiliate of the Sponsor, certain stockholders of Old Renovacor and certain other institutional and accredited investors, pursuant to which, on September 2, 2021, in connection with the consummation of the Business Combination, the PIPE Investors purchased an aggregate of 2,284,776 shares of the Company's common stock and the Pre-Funded Warrant to purchase 715,224 shares of the Company's Common Stock, as more fully described in Note 3.

Agreements with Dr. Arthur Feldman

In August 2019, Old Renovacor entered into a consulting agreement (the "Feldman Consulting Agreement") with its founder and 5% or greater stockholder, Dr. Arthur Feldman, pursuant to which Dr. Feldman agreed to perform certain consulting services for Old Renovacor in exchange for a consulting fee of $8,333.33 per calendar month. The Feldman Consulting Agreement has a term of three years, subject to automatic renewal for successive one-year terms unless earlier terminated.

The Company amended the Feldman Consulting Agreement on September 2, 2021, to appoint Dr. Feldman as the Company's Chief Scientific Advisor.

The Company incurred consulting fees with Dr. Arthur Feldman, the founder and prior director Old Renovacor, of approximately $25,000 and $75,000 for each of the three and nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, amounts due to Dr. Feldman totaled $8,333.

Agreements with Temple

Dr. Arthur Feldman, the Company's founder, 5% or greater stockholder and current Chief Scientific Advisor, is an employee of Temple. During the three months ended September 30, 2021 and 2020, the Company recorded research and development expenses of approximately $0.5 million and $0.1 million, respectively, related to the Temple SRA. During the nine months ended September 30, 2021 and 2020, the Company recorded research and development expenses of approximately $0.7 million and $0.3 million, respectively, related to the Temple SRA. See Note 8 for further information on the Temple SRA.

Note 12. Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock, which includes the shares underlying the outstanding Pre-Funded Warrant, as such warrant is exercisable, in whole or in part, for nominal cash consideration with no expiration date. Shares of common stock outstanding but subject to forfeiture and cancellation by the Company (e.g., Sponsor Earnout Shares – see Note 3) are excluded from the weighted-average number of shares until the period in which such shares are no longer subject to forfeiture.

Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, Public Warrants and Private Placement Warrants, and Sponsor Earnout Shares and Old Renovacor Earnout Shares, which would result in the issuance of incremental shares of common stock, unless their effect would be anti-dilutive.

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2021 and 2020, as their effect is anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock options	1,114,131	73,127	1,114,131	73,127
Common stock warrants	12,122,644	—	12,122,644	—
Earnout shares	2,495,362	—	2,495,362	—
Total	15,732,137	73,127	15,732,137	73,127

Note 13. Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with:

•
Our unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q; and
•
Our financial statements and the related notes thereto for the year ended December 31, 2020, included in our registration statement on Form S-1 filed with the SEC on October 15, 2021.

In addition to historical information, this discussion and analysis includes forward-looking statements that are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from historical results or anticipated results.

Prior to September 2, 2021, we were known as Chardan Healthcare Acquisition 2 Corp. On September 2, 2021, we completed the Business Combination with Renovacor Holdings, Inc., a private company. For accounting purposes, Chardan Healthcare Acquisition 2 Corp. was deemed to be the acquired entity. Unless the context indicates otherwise, references in this section to the “Company,” “Renovacor,” “we,” “us,” “our” and similar terms refer to Renovacor, Inc. (f/k/a Chardan Healthcare Acquisition 2 Corp.) and our consolidated subsidiaries. References to “Chardan” refer to our predecessor company prior to the consummation of the Business Combination. References to “Old Renovacor” refer to Renovacor, Inc. prior to the consummation of the Business Combination and to Renovacor Holdings, Inc. (f/k/a Renovacor, Inc.), now the wholly owned subsidiary of Renovacor, upon the consummation of the Business Combination.

Overview

Following consummation of the Business Combination, described below, we are a biotechnology company focused on delivering innovative precision therapies to improve the lives of patients and families battling genetically-driven cardiovascular and related diseases. Our initial focus is on the treatment of BAG3 mutation-associated dilated cardiomyopathy ("BAG3 DCM"), a heritable rare disease that leads to early onset, rapidly progressing heart failure and significant mortality and morbidity. Our lead product candidate, REN-001, is a recombinant AAV9-based gene therapy designed to deliver a fully functional BAG3 gene to augment BAG3 protein levels in cardiomyocytes and slow or halt progression of BAG3 DCM. We are leveraging the expertise of our founder, Dr. Arthur M. Feldman, M.D., Ph.D., the Laura H. Carnell Professor of Medicine at the Lewis Katz School of Medicine at Temple University ("Temple"), a cardiovascular scientist and pre-eminent expert on BAG3 biology, to advance the development of REN-001 and our other product candidates.

We believe that development of a BAG3 gene replacement therapy for DCM patients who carry BAG3 mutations has the potential to prevent progression of DCM in this otherwise healthy patient population. Gene therapy has recently re-emerged as a potentially novel therapy for patients suffering from monogenic diseases. Recently approved therapies have utilized adeno-associated virus ("AAV") as a vehicle to deliver genes to patients suffering from these diseases. For example, in 2017, the U.S. Food and Drug Administration, or the FDA, approved Luxturna, an AAV2-based gene therapy developed by Spark Therapeutics, Inc., a subsidiary of Roche Holdings AG, for the treatment of patients with retinal dystrophy due to mutation of the RPE65 gene and in 2019, Zolgensma, an AAV9-based gene therapy developed by AveXis, Inc., a subsidiary of Novartis Pharmaceuticals Corporation, was approved for the treatment of patients with spinal muscular atrophy ("SMA") due to mutations in the SMN1 gene. There are many additional ongoing clinical development programs utilizing AAV-based gene therapies to address monogenic diseases.

We believe we are the first company to apply AAV technology to patients with DCM due to mutations in the BAG3 gene. REN-001 utilizes an AAV9 vector intended to deliver a healthy version of the BAG3 gene to produce functional BAG3 protein in patients with genetic mutations that cause insufficient levels of functional BAG3 protein. This approach has shown promise in multiple preclinical models, demonstrating production of functional BAG3 protein and improvement in cardiac function.

We anticipate filing an Investigational New Drug ("IND") submission in connection with our lead product candidate, REN-001, in mid-2022, and plan to initiate a phase I/II clinical trial of REN-001 in patients with BAG3 DCM following IND submission.

Research and Development

Our Pipeline

In addition to our lead product candidate, REN-001, we are currently developing a pipeline of innovative and proprietary BAG3-based gene therapies for diseases with high unmet medical need associated with mutations in the BAG3 gene. Our current pipeline is represented in the diagram below.

* The diagram above is representative of the current stage of our development and does not reflect our expectations of the clinical trials needed or an agreed upon pathway with the FDA for commercialization of our product candidates. We acknowledge that the required clinical studies and pathway to commercialization must be agreed upon with the FDA.

REN-001 (AAV9-BAG3)

Our lead product candidate, REN-001, is an AAV9 vector-based gene therapy designed to treat BAG-3 associated DCM through delivery of a human BAG3 gene to express a fully functional human BAG3 protein in transduced cells. We are currently exploring the delivery of REN-001 through retrograde coronary sinus infusion ("RCSI") and anticipate filing an IND for REN-001 in mid-2022.

Preclinical Research and Development for REN-001

REN-001 has been studied in multiple animal models of heart failure. These studies have demonstrated the ability of REN-001 to induce increased expression of BAG3 protein and to improve cardiac function.

We are currently conducting preclinical studies exploring the ability of a BAG3 gene therapy to treat patients suffering from DCM caused by BAG3 haploinsufficiency. In conducting preclinical research in this field to generate data validating this novel therapeutic approach, animal studies have been completed in several heart failure disease models, including studies involving mice subjected to trans-aortic constriction, mice suffering from left ventricular dysfunction following a myocardial infarction ("MI"), mice with left ventricular dysfunction post-ischemia and reperfusion, and large animal studies in pigs suffering from left ventricular dysfunction following an MI.

We have several IND-enabling preclinical studies of REN-001 currently planned or in progress to further evaluate AAV9 transduction efficiency, safety, and efficacy in mouse and pig models. These studies include a dose-ranging efficacy study in BAG3 haploinsufficient mice, a survival and durability of effect study in BAG3 haploinsufficient mice and a good laboratory practice (“GLP”) toxicology study in normal Yucatan pigs. Data from these studies are expected to be available to support a mid-2022 IND filing.

The BAG3 haploinsufficient mouse survival and durability study continues to progress at the Feldman laboratory under our Sponsored Research Agreement, as amended to date, with Temple and results are expected in the first half of 2022.

The study in normal Yucatan pigs to evaluate transduction efficiency and preliminary safety of multiple doses of REN-001 administered via RCSI has been completed. Data from this study demonstrated that RCSI drives successful cardiac transduction above a key vector copy number threshold at doses less than 1e13 vg per kilogram. Results of this preclinical feasibility study informed the design of our ongoing GLP toxicology study.

We expect our GLP toxicology study in normal Yucatan pigs to be completed in the first half of 2022.

Clinical Development Plan for REN-001

We completed a Type B Pre-IND meeting with the FDA on June 16, 2020 to obtain FDA feedback on REN-001. We anticipate filing an IND for REN-001 in mid-2022, and plan to initiate a phase I/II clinical trial of REN-001 in patients with BAG3-associated DCM following IND submission. We expect the phase I/II clinical trial will enroll an initial cohort of six patients who will be evaluated by an independent data and safety monitoring board. We anticipate a second cohort of four to six patients will subsequently be enrolled, with potential for adjustments to dosing dependent on the response in the initial cohort. An additional cohort of similar size to evaluate other REN-001 doses may be studied. This will be an open label study with the goal of evaluating the safety and efficacy of REN-001. Safety and tolerability will be evaluated based on assessment of frequency and severity measures of adverse events and series of adverse events. Efficacy will be evaluated based on improvement in EF, with additional secondary endpoints capturing anatomical, biomarker, functional, and quality of life changes.

We will consult with the FDA following completion of the phase I/II clinical trial to determine the need for and optimal design of future clinical trials.

Other Indications

Our preclinical strategy includes plans to advance earlier stage research programs where we believe our BAG3 gene therapy technology has the potential to provide meaningful clinical benefit for diseases in areas of high unmet medical need. These research and discovery programs include BAG3-mediated diseases associated with the cardiovascular system and the central nervous system.

The Business Combination

On September 2, 2021, we consummated the previously announced business combination contemplated by that certain Agreement and Plan of Merger, dated March 22, 2021 (the “Merger Agreement”), by and among the Company, CHAQ2 Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), and Renovacor Holdings, Inc. (f/k/a Renovacor, Inc. ("Old Renovacor")). Pursuant to the Merger Agreement, on September 2, 2021 (the "Closing Date"), Merger Sub merged with and into Old Renovacor, with Old Renovacor as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of the Company (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). On the Closing Date, the Company changed its name from Chardan Healthcare Acquisition 2 Corp. to Renovacor, Inc.

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Chardan was treated as the “acquired” company and Old Renovacor is treated as the acquirer for financial reporting purposes as more fully explained in Note 3 of the accompanying notes to the condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q.

Prior to the Business Combination, we were a special purpose acquisition company, formed for the purpose of acquiring, through a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization, or other similar business transaction, one or more operating businesses or entities, and prior to consummation of the Business Combination, our operating activities consisted of our formation, initial public offering and costs associated with the Business Combination. The intended strategy of the combined company will continue to focus on Old Renovacor’s core product/service offerings related to gene therapy-based treatments for cardiovascular disease, as more fully described below.

On September 2, 2021, our common stock, par value $0.0001 per share ("Common Stock") and our warrants originally issued in our initial public offering, began trading on the New York Stock Exchange ("NYSE") under the ticker symbols “RCOR” and “RCOR.WS,” respectively.

COVID-19

We are monitoring the potential impact of the novel coronavirus disease ("COVID-19") pandemic, including variants thereof such as the delta variant, on our business and financial statements. To date, we have not experienced material business disruptions. We are following, and will continue to follow, recommendations from the U.S. Centers for Disease Control and Prevention as well as federal, state, and local governments regarding working-from-home practices for non-essential employees. For example, the COVID-19 outbreak in Pennsylvania resulted in a temporary reduction in workforce presence at the Temple research facility located in Philadelphia, at which we operate. While we increased workforce presence at the Temple research facility in the second quarter of 2020, not all employees have returned to the facility and we cannot be certain that the facility will not be closed in the future as a result of the COVID-19 outbreak. Accordingly, the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including expenses and manufacturing, preclinical and clinical trials and research and development costs, will depend on future developments that are highly uncertain at this time.

Results of Operations

Three and Nine Months Ended September 30, 2021 and 2020

Overview

During the three months ended September 30, 2021, our loss from operations totaled $5.2 million, a 404% increase compared to a loss from operations of $1.0 million for the three months ended September 30, 2020. During the nine months ended September 30, 2021, our loss from operations totaled $10.6 million, a 341% increase compared to a loss from operations of $2.4 million for the nine months ended September 30, 2020. Research and development expenses comprise the majority of our total operating expenses, as shown in the table below.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in thousands)	2021	2020	$ Change	2021	2020	$ Change
Operating expenses:
Research and development	$2,925	$892	$2,033	$7,413	$1,868	$5,545
General and administrative	2,315	147	2,168	3,227	547	2,680
Total operating expenses	$5,240	$1,039	$4,201	$10,640	2,415	$8,225
Loss from operations	$(5,240)	$(1,039)	$(4,201)	$(10,640)	$(2,415)	$(8,225)

Revenue

To date, we have not generated any revenue from any sources, including product sales, and do not expect to generate any revenue from the sale of products for the foreseeable future. If our development efforts for our product candidates are successful and result in regulatory approval or collaboration or license agreements with third parties, we may generate revenue in the future from product sales, payments from collaboration or license agreements that we may enter into with third parties, or any combination thereof.

Research and Development Expenses

Research and development expenses consist of costs incurred for our research activities, including our discovery efforts, and the development of our programs. These expenses include:

•
employee-related expenses, including salaries, payroll taxes, related benefits and stock-based compensation expense for employees engaged in research and development functions;
•
expenses incurred in connection with the preclinical development of our product candidates and the development of research programs, including under agreements with third parties, such as consultants, contractors, preclinical laboratories, licensors, CMOs, and CROs; and
•
laboratory supplies and research materials.

We expense research and development costs as incurred. Non-refundable advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed, or when it is no longer expected that the goods will be delivered or the services rendered.

Our direct external research and development expenses consist of costs that include fees, reimbursed materials, and other costs paid to consultants, contractors, CMOs and other research organizations in connection with our preclinical activities. We do not allocate employee costs, costs associated with our discovery efforts, laboratory supplies, facilities expenses, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple programs and, as such, are not separately classified.

In the table below, research and development expenses are set forth in the following categories: (i) compensation and related benefits and (ii) other external research and development costs.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in thousands)	2021	2020	$ Change	2021	2020	$ Change
Compensation and related benefits	$928	$31	$897	$1,424	$94	$1,330
Other external research and development costs	1,997	861	1,136	5,989	1,774	4,215
Total research and development expenses	$2,925	$892	$2,033	$7,413	$1,868	$5,545

Total research and development expenses were $2.9 million for the three months ended September 30, 2021, a 228% increase compared to total research and development expenses of $0.9 million for the three months ended September 30, 2020. Total research and development expenses were $7.4 million for the nine months ended September 30, 2021, a 297% increase compared to total research and development expenses of $1.9 million for the nine months ended September 30, 2020. The increases during each of the three and nine months ended September 30, 2021, as compared to the corresponding prior period, were primarily due to increases in (i) compensation-related costs associated with the hiring of key personnel, (ii) drug supply costs associated with our preclinical activities, including IND-enabling studies and preparation of future clinical trials, and (iii) external costs associated with the execution of ongoing preclinical studies as we prepare for an IND submission for REN-001, anticipated in mid-2022, and related clinical activities.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and personnel-related costs, including stock-based compensation, for personnel in executive, finance and accounting, and other administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees paid for accounting, auditing, consulting, and tax services; insurance costs and travel expenses.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in thousands)	2021	2020	$ Change	2021	2020	$ Change
Compensation and related benefits	$861	$59	$802	$1,080	$178	$902
Professional and consulting fees	626	84	542	1,252	326	926
Merger-related transaction costs	616	—	616	616	—	616
Other administrative costs	212	4	208	279	43	236
Total general and administrative expenses	$2,315	$147	$2,168	$3,227	$547	$2,680

Total general and administrative expenses were $2.3 million for the three months ended September 30, 2021, a 1475% increase compared to total general and administrative expenses of $0.1 million for the three months ended September 30, 2020. Total general and administrative expenses were $3.2 million for the nine months ended September 30, 2021, a 490% increase compared to total general administrative expenses of $0.5 million for the nine months ended September 30, 2020. The increases during each of the three and nine months ended September 30, 2021, as compared to the corresponding prior period, were primarily due to increases in (i) compensation-related costs associated with the hiring of key personnel, (ii) professional and consulting fees due to increases in patent-related legal costs and fees incurred with investor/public relations and financial advisory firms, (iii) merger-related costs, including legal and accounting fees, incurred in connection with the Business Combination which were allocated to warrant and share earnout liabilities, and (iv) other costs related to additional spending as a result of our growth and operating as a publicly-traded company.

Interest Expense

During the three and nine months ended September 30, 2021, we recorded interest expense of approximately $0.1 million representing interest paid and amortization of debt discounts (e.g., issuance costs and embedded derivative) related to our convertible note issued in July 2021, which was converted into shares of our common stock in September 2021 upon closing of the Business Combination.

Change in Fair Value of Derivative Liability

During the three and nine months ended September 30, 2021, we recorded a change in fair value of derivative liability, representing a non-cash derivative revaluation gain of approximately $0.1 million, related to the derecognition of the derivative liability associated with certain embedded features in the Note Purchase Agreement which were required to be bifurcated and accounted for separately as derivative financial instrument, due to the conversion of the Convertible Promissory Note upon closing of the Business Combination.

Change in Fair Value of Warrant Liability

During the three and nine months ended September 30, 2021, we recorded a change in the fair value of warrant liability, representing a non-cash warrant revaluation loss of approximately $1.4 million, related to our liability-classified Private Placement Warrants, as more fully described in note 9 of the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Due to the nature of and inputs in the model used to assess the fair value of our outstanding Private Placement Warrants, it is not abnormal to experience significant fluctuations during each remeasurement period. These fluctuations may be due to a variety of factors, including changes in our stock price and changes in estimated stock price volatility over the remaining life of the warrants. Changes in the fair value of the warrant liability and resulting warrant revaluation loss for the three and nine months ended September 30, 2021 was driven primarily by the increase in our stock price as of September 30, 2021, compared to our stock price as of the September 2, 2021 issuance date.

Change in Fair Value of Share Earnout Liability

During the three and nine months ended September 30, 2021, we recorded a change in fair value of share earnout liability, representing a non-cash share earnout revaluation loss of approximately $1.4 million, related to our liability-classified Earnout Shares, as more fully described in note 3 of the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Due to the nature of and inputs in the model used to assess the fair value of the outstanding Earnout Shares, it is not abnormal to experience significant fluctuations during each remeasurement period. These fluctuations may be due to a variety of factors, including changes in our stock price and changes in estimated stock price volatility over the remaining life of the warrants. Changes in the fair value of the share earnout liability and resulting share earnout revaluation loss for the three and nine months ended September 30, 2021 was driven primarily by the increase in our stock price as of September 30, 2021, compared to our stock price as of the September 2, 2021 issuance date.

Net Loss Applicable to Common Stockholders

As a result of the factors discussed above, our net loss applicable to common stockholders for the three months ended September 30, 2021 and 2020 was $8.2 million and $1.0 million, respectively, and our net loss for the nine months ended September 30, 2021 and 2020 was $13.6 million and $2.4 million, respectively.

The weighted-average number of common shares used in computing net loss per share applicable to common stockholders for the three and nine months ended September 30, 2021 and 2020 excludes, for the entirety of the three and nine month periods ended September 30, 2020, and for the majority of the three and nine month periods ended September 30, 2021, the shares deemed issued in connection with the Merger and recapitalization, and shares and pre-funded warrants issued pursuant to the PIPE financing transaction, each which occurred in September 2021 and are more fully described in Note 3 of the accompanying notes to the condensed financial statements contained elsewhere in this Quarterly Report on Form 10-Q.

Financial Condition, Liquidity and Capital Resources

Financial Condition

As of September 30, 2021, we had an accumulated deficit of $18.5 million. To date, we have not generated any revenues.

Since our inception, we have focused substantially all of our resources on organizing and staffing the company, in-licensing key intellectual property, business planning, raising capital, conducting research and development activities, filing and prosecuting patent applications, and engaging in other preclinical activities. We do not have any products approved for sale and have not generated any revenue from product sales or from any other sources. To date, we have funded our operations with proceeds from the Business Combination and the PIPE Investment, sales of convertible preferred stock, and a convertible note. Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue, and in particular to generate product revenue sufficient to achieve profitability, will depend on the successful development and eventual commercialization of one or more of our product candidates.

Liquidity and Capital Resources

Overview

We require cash to fund our operating expenses and to make capital expenditures. Historically, we have funded our cash requirements primarily through the sale of preferred stock, common stock, pre-funded warrants, common stock warrants and a convertible note. As of September 30, 2021 we had $85.3 million of cash.

Note Purchase Agreement

On July 20, 2021, in accordance with the Merger Agreement and pursuant to a note purchase agreement (the “Note Purchase Agreement”), dated July 20, 2021, by and between Old Renovacor and Chardan Healthcare Investments, LLC ("Chardan Healthcare"), an affiliate of our sponsor, Chardan Investments 2, LLC (the "Sponsor"), Old Renovacor issued a $2.5 million convertible promissory note to Chardan Healthcare (the “Convertible Promissory Note”) in exchange for $2.5 million in cash to be used to finance Old Renovacor’s operations through the consummation of the Merger. In connection with the consummation of the Merger, the total principal of $2.5 million converted automatically into shares of Common Stock, at a price per share equal to $10.00.

PIPE Investment (Private Placement)

Concurrently with the execution of the Merger Agreement, we entered into subscription agreements (the "Subscription Agreements"), with certain investors ("PIPE Investors"), including Chardan Healthcare, certain stockholders of Old Renovacor and certain other institutional and accredited investors, pursuant to which, on the Closing Date, and concurrently with the closing of the Business Combination, the PIPE Investors purchased an aggregate of 2,284,776 shares Common Stock, at a price of $10.00 per share, and a pre-funded warrant entitling the holder thereof to purchase 715,224 shares of Common Stock (the "Pre-Funded Warrant") at an initial purchase price of $9.99 per share underlying the Pre-Funded Warrant, for aggregate gross proceeds of approximately $30.0 million (the "PIPE Investment").

Funding Requirements

We believe based on our current operating plan, our existing cash on hand as of September 30, 2021 will enable us to fund our operations into 2023. Specifically, we believe our available funds will be sufficient to enable us to perform the following:

•
complete IND-enabling studies for its REN-001 AAV-based gene therapy program and submit an IND for REN-001;
•
fund our obligations under the Temple License Agreement and Temple SRA;
•
initiate our phase 1/2 trial in DCM patients with BAG3 mutation (REN-001); and
•
maintain the necessary level of general and administrative expense in order to support the business.

However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than expected.

Our net losses were $13.6 million for the nine months ended September 30, 2021 and $3.2 million for the year ended December 31, 2020. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our expenses and capital expenditures to increase substantially in connection with our ongoing activities, particularly if and as we:

•
initiate IND-enabling studies for our REN-001 AAV-based gene therapy program;
•
continue our current research programs and preclinical development of product candidates from our current research programs;
•
advance additional product candidates into preclinical and clinical development;
•
advance our clinical-stage product candidate into later stage clinical trials;
•
seek to discover, validate, and develop additional product candidates, including carrying out activities related to our discovery stage programs;
•
seek regulatory approvals for any product candidates that successfully complete clinical trials;
•
scale up our manufacturing processes and capabilities, or arrange for a third party to do so on our behalf, to support our clinical trials of our product candidates and potential commercialization of any of our product candidates for which we may obtain marketing approval;
•
establish a sales, marketing, and distribution infrastructure or channel to commercialize any product candidate for which we may obtain regulatory approval;
•
acquire or in-license products, product candidates, or technologies;
•
maintain, expand, enforce, defend, and protect our intellectual property portfolio;
•
hire additional clinical, quality control, and scientific personnel; and
•
add operational, financial, and management information systems and personnel, including personnel to support our product development, planned future commercialization efforts, and our operations as a public company.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one or more of our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing, and distribution. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy.

Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Additionally, we may receive up to an aggregate of approximately $89.8 million from the exercise of our warrants outstanding as of September 30, 2021, assuming the exercise in full of such warrants for cash. See Note 9 of the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional details on our outstanding warrants. However, certain warrants may be exercised on a cashless basis and our warrants may never be exercised. If we fail to raise capital or enter into such agreements or arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates. The timing and amount of our funding requirements will depend on many factors, including:

•
the scope, progress, costs, and results of preclinical and clinical development for our other product candidates and development programs;
•
the number of and development requirements for other product candidates that we pursue;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
the cost and timing of completion of commercial-scale manufacturing activities;
•
our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•
the payment or receipt of milestones and receipt of other collaboration-based revenues, if any;
•
our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;

•
the costs and timing of future commercialization activities, including product manufacturing, sales, marketing and distribution, for any of our product candidates for which we receive marketing approval;
•
the amount and timing of revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims;
•
the extent to which we acquire or in-license other products, product candidates or technologies;
•
the receptivity of the capital markets to financings by biotechnology companies generally and companies with product candidates and technologies similar to ours specifically; and
•
the impact of the novel coronavirus disease, COVID-19, to global economy and capital markets, and to our business and our financial results.

In addition, increases in expenses or delays in clinical development may adversely impact our cash position and require additional funds or cost reductions.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, it will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and may be forced to reduce or terminate our operations, or relinquish rights to portions of our technology and/or product candidates.

Cash Flows

The following table provides a summary of the primary sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Net cash provided by (used in):
Net cash used in operating activities	$(9,300)	$(2,329)
Net cash provided by financing activities	89,237	821
Net increase (decrease) in cash	$79,937	$(1,508)

Operating Activities. The net cash used in operating activities for each period presented consists primarily of net loss adjusted for non-cash charges and changes in components of working capital. The increase in cash used in operating activities for the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to timing of cash outflows related to our REN-001 development program, including payments to consultants and contract research and manufacturing organizations, as we prepare for our forthcoming clinical activities for REN-001.

Financing Activities. Net cash provided by financing activities primarily consisted of the following amounts received in connection with the following transactions:

•
for the nine months ended September 30, 2021, $2.4 million in net proceeds from the issuance of the Convertible Promissory Note and $86.8 million in net proceeds related to the Merger, which was accounted for as a reverse recapitalization. See Note 3 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
•
for the nine months ended September 30, 2020, $0.8 million in net proceeds from the issuance of Old Renovacor Series A Preferred Stock, which was converted into common stock upon closing of the Business Combination.

Investing Activities. There was no cash used in or provided by investing activities during the nine months ended September 30,

2021 or 2020.

Contractual Obligations and Commitments

Temple License Agreement and SRA

In August 2019, we entered into both the Temple License Agreement and Temple SRA, as defined within Note 8 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Pursuant to the Temple License Agreement, we are responsible for all the ongoing costs relating to the prosecution and maintenance of the licensed Temple Patent Rights going forward. We also agreed to pay Temple a minimum annual administrative fee of $20,000 per year beginning with the effective date of the License Agreement and continuing each annual anniversary thereafter.

Additionally, the Temple License Agreement requires us to pay up to an aggregate of $1.25 million to Temple upon the achievement of certain developmental, regulatory and commercial milestones for the first licensed product that achieves said milestones regardless of the number of licensed products that achieve them. In addition, we are required to pay Temple a low single-digit royalty on net sales of any product utilizing the Temple Patent Rights, up to 50% of which may be reduced by payments we make to third parties for freedom to operate. In addition, we must also pay a percentage of all consideration based on a percentage of sublicense consideration received by it, which percentage ranges from the mid-teens to mid-twenties depending on the stage of development at the time of the sublicense agreement.

The Temple License Agreement will remain effective until (i) the expiration date of the last-to-expire patents covered under the Temple License Agreement (currently expected to occur in 2041), (ii) the termination by Temple upon (a) an uncured breach by us, with a 60-day notification period, (b) our filing of a voluntary petition in bankruptcy or related proceeding, provided such petition is not dismissed within 90 days after the filing thereof, (c) a failure by us to meet certain milestones set forth in the License Agreement, or (d) non-payment of undisputed monies due to Temple, with a 30-day notification period. Additionally, we may terminate the entire agreement or with respect to an individual patent or patent application, if desired, subject to a 90-day notification period.

As it relates to the Temple SRA, which was amended effective as of August 12, 2019, August 27, 2019 and July 1, 2021, Temple will conduct certain preclinical activities through June 2024, unless terminated sooner or extended by mutual written consent, for which we will be obligated to fund approximately $5.3 million through June 30, 2024, of which approximately $1.1 million has been funded and/or incurred since inception of the Temple SRA through September 30, 2021.

Other

We enter into contracts in the normal course of business with CMOs, CROs, and other third parties for preclinical study activities. These contracts do not contain minimum purchase commitments and are cancelable by us upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non- cancelable obligations of our service providers, up to the date of cancellation.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments which are affected by the application of our accounting policies

Management bases its estimates and judgments on historical experience and on various other factors that are believed to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We regard an accounting estimate or assumption underlying our financial statements as a “critical accounting estimate” where:

(i)
the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and
(ii)
the impact of the estimates and assumptions on financial condition or operating performance is material.

Our significant accounting policies are described in Note 2 of the accompanying notes to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. Not all of these significant policies, however, fit the definition of critical accounting policies and estimates. We believe that our accounting policies relating to (i) research and development prepayments, accruals and related expenses, (ii) warrant liabilities and related change in fair values (gains / losses), and (iii) share earnout liabilities and related change in fair values (gains / losses), fit the description of critical accounting estimates and judgments.

Additionally, see Note 3 of the accompanying notes to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for information pertaining to accounting for the Business Combination.

New Accounting Pronouncements

New accounting pronouncements are discussed in Note 2 in the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Emerging Growth Company Status

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (1) are no longer an emerging growth company, or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year following the fifth anniversary of the closing of the initial public offering of Chardan, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency rates and changes in the market value of equity instruments. As of September 30, 2021, we had a cash balance of $85.3 million, consisting of non-interest-bearing deposits denominated in U.S. Dollars. We do not believe we are currently exposed to any material market risk. However, changes to our investment portfolio and operations may be subject us to certain risks with respect to fluctuations in interest rates and foreign currency exchange rates in the future. Additionally, inflation could adversely affect the Company’s business, financial condition, or results of operations in the future by increasing our cost of labor and clinical trial costs.

Item 4. Controls and Procedures.

Upon the closing of the Merger on September 2, 2021, the sole business conducted by combined company is the business previously conducted by Old Renovacor. Also, as a result of the Merger, the internal control over financial reporting utilized by Old Renovacor prior to the Business Combination became the internal control over financial reporting of the combined company. Prior to the Merger, Chardan identified a material weakness in its internal control over financial reporting related to the historical presentation of the Private Placement Warrants, which was remediated in the first quarter of 2021.

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that management has added resources to its accounting department and implemented a number of process changes to improve the overall control environment as a result of being a public company.

Inherent Limitation on the Effectiveness of Internal Control.

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various legal proceedings that arise in the ordinary course of our business. We are not currently a party to any material legal proceedings, and are not aware of any pending or threatened legal proceeding against us that we believe could have an adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before deciding whether to purchase any of our securities. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer. In such case, the trading price of our securities (including our Common Stock, par value $0.0001 per share, or Common Stock) could decline due to any of these risks, and you may lose all or part of your investment. Unless the context indicates otherwise, references in this section to the “Company,” “Renovacor,” “we,” “us,” “our” and similar terms refer to Renovacor, Inc. (f/k/a Chardan Healthcare Acquisition 2 Corp.) and our consolidated subsidiaries. References to “Chardan” refer to our predecessor company prior to the consummation of the Business Combination. References to “Old Renovacor” refer to Renovacor, Inc. prior to the consummation of the Business Combination and to Renovacor Holdings, Inc. (f/k/a Renovacor, Inc.), now the wholly owned subsidiary of Renovacor, upon the consummation of the Business Combination.

Risks Related to Our Financial Position and Capital Requirements

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are a preclinical-stage gene therapy company with a limited operating history on which to base your investment decision. Our operations to date have been limited to organizing and staffing the company, in-licensing key intellectual property, business planning, raising capital, conducting discovery and research activities, filing and prosecuting patent applications, identifying potential product candidates and preparing to initiate and conduct clinical trials, undertaking preclinical studies, and establishing processes and arrangements with third parties for the manufacture of initial quantities of our lead product candidate and component materials necessary for the planned Phase I/II clinical trial. Our lead product candidate is still in the preclinical development phase and other planned product candidates are in the discovery and research phase. We do not expect to submit an IND for any of our product candidates until mid-2022. We have not yet demonstrated our ability to successfully commence or complete a clinical trial, submit an IND, or submit a biologics license application, or BLA, for a product candidate, obtain regulatory approval for any product candidate, manufacture a product at a commercial-scale or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any assumptions you make about our future success or viability may not be as informed as they could be if we had a longer operating history.

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.

We have incurred significant operating losses since our inception. If our product candidates are not successfully developed and approved, we may never generate any revenue. Our net losses were $13.6 million and $2.4 million for the nine months ended September 30, 2021 and September 30, 2020, respectively, and $3.2 million and $1.6 million for the years ended December 31, 2020 and December 31, 2019, respectively. We had an accumulated deficit of $18.5 million as of September 30, 2021. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require the expenditure of substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin realizing product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will significantly increase as we continue our development of, seek regulatory approval for and potentially commercialize any of our product candidates and seek to identify, assess, acquire, in-license or develop additional product candidates. Our prior losses, combined with expected future losses, have had and will continue to have a negative effect on our stockholders’ deficit and working capital.

We expect that it will be several years, if ever, before we have a commercialized product. We anticipate our expenses will increase substantially if, and as, we:

•
continue to advance our BAG3-based gene therapy products;
•
continue preclinical development of, and initiate clinical development of REN-001 and our other product candidates;

•
continue to advance the preclinical and clinical development of our earlier discovery stage programs;
•
seek to discover and develop additional product candidates;
•
establish manufacturing processes and arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials and validate clinical- and commercial-scale current good manufacturing practices, or cGMP, facilities;
•
seek regulatory approvals for any of our product candidates that successfully complete clinical trials;
•
maintain, expand and protect our intellectual property portfolio;
•
acquire or in-license other product candidates and technologies;
•
incur additional legal, accounting or other expenses in operating our business, including the additional costs associated with operating as a public company; and
•
increase our employee headcount and related expenses to support these activities.

We may never succeed in any or all of these activities and, even if we do, we may never generate revenue.

We have never generated revenue from product sales and may never achieve or maintain profitability.

We have no product candidates in clinical development or approved for commercial sale and have not generated any revenue. To become and remain profitable, we must develop and eventually commercialize product candidates with significant market potential, which will require being successful in a range of challenging activities. These activities can include successfully completing preclinical studies and initiating and successfully completing clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products that are approved and satisfying any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate sufficient revenues to achieve profitability. Because of the numerous risks and uncertainties associated with biologics product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability.

Even if we do achieve profitability, we may not be able to sustain or increase profitability. Our failure to become and remain profitable would decrease the value of the Company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

We will require additional funding in order to finance operations. If we are unable to raise capital when needed, or on acceptable terms, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase significantly in connection with our ongoing activities, particularly as we conduct additional preclinical studies and clinical trials of, and seek regulatory and marketing approval for, our product candidates. Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. We have financed our operations primarily through private placements of our securities and the Business Combination. We intend to use the additional capital made available to us to, among other uses, fund research and development of our product candidates and development programs, including the preclinical and clinical development of our lead product candidate, REN-001, with an initial focus on patients with BAG3 DCM, as well as additional indications that may benefit from BAG3-based gene therapy. Our research and development expenses increased from $1.9 million for the nine months ended September 30, 2020 to $7.4 million for the nine months ended September 30, 2021. As of September 30, 2021, we had $85.3 million of cash on hand. Based on our current business plans we believe this will be sufficient for us to fund our operating expenses and capital expenditure requirements into 2023.

Attempting to secure additional financing will divert the company’s management team from day-to-day activities, which may impair or delay our ability to develop our product candidates. In addition, demands on our cash resources may change as a result of many factors currently unknown to us including, but not limited to, any unforeseen costs we may incur as a result of preclinical study or clinical trial delays due to the COVID-19 pandemic or other causes, and we may need to seek additional funds sooner than planned. If we are unable to obtain funding on a timely basis or at all, we may be required to significantly curtail or stop one or more of our research or development programs.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until and unless we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings and debt financings, and potentially through additional license and development agreements or strategic partnerships or collaborations with third parties. Financing may not be available in sufficient amounts or on reasonable terms. In addition, market volatility resulting from the COVID-19 pandemic or other factors could adversely impact our ability to access capital as and when needed. We have no commitments for any additional financing, and will likely be required to raise such financing through the sale of additional securities. If we sell equity or equity-linked securities, our current stockholders may be diluted, and the terms may include liquidation or other preferences that are senior to or otherwise adversely affect the rights of our stockholders. Moreover, if we issue debt, we may need to dedicate a substantial portion of our operating cash flow to paying principal and interest on such debt and we may need to comply with operating restrictions, such as limitations on incurring additional debt, which could impair our ability to acquire, sell or license intellectual property rights which could impede our ability to conduct our business. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our Common Stock to decline.

If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

For the fiscal year ended December 31, 2020, Old Renovacor had approximately $4.3 million of federal net operating loss carryforwards, and approximately $4.4 million of state net operating loss carryforwards. To the extent that we continue to generate taxable losses, unused losses will carryforward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the IRC, if a corporation undergoes an ownership change (generally defined as a greater than 50 percentage points change (by value) in our equity ownership over a rolling three-year period), the corporation’s ability to use our pre-change net operating losses and other pre-change tax attributes to offset our post-change income may be limited. We have experienced ownership changes in the past, including in connection with the Business Combination, which may affect our ability to utilize our net operating loss carryforwards. In addition, we may experience ownership changes in the future, including subsequent shifts in our stock ownership, some of which are outside our control. Similar limitations will apply to our ability to carry forward any unused tax credits to offset future taxable income. Federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration. However, any such net operating loss carryforwards may only offset 80% of our annual taxable income in taxable years beginning after December 31, 2020.

Changes in tax law, in our tax rates or in exposure to additional income tax liabilities or assessments may materially and adversely affect our financial condition, results of operations and cash flows.

Changes in law and policy relating to taxes may materially and adversely affect our financial condition, results of operations and cash flows. For example, on March 27, 2020 the U.S. enacted the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, NOL carryback periods, alternative minimum tax credit refunds, modification to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property.

The U.S. also enacted the Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act, on December 22, 2017, which significantly changed the U.S. federal income taxation of U.S. corporations. The 2017 Tax Act remains unclear in many respects and has been, and may continue to be, the subject of amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and IRS, which have mitigated or increased certain adverse impacts of the 2017 Tax Act and may continue to do so in the future. In addition, it is unclear how certain of these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. We continue to examine the impact the CARES Act and the 2017 Tax Act may have on our business in future quarters. The U.S. Congress is currently considering other legislative proposals, including increasing the U.S. federal income tax rate on corporations like us, which, if enacted, could materially impact our financial condition and cash flows in the future.

The COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.

Public health crises, such as pandemics or similar outbreaks, could adversely impact our business. A novel virus, severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2 or coronavirus, which causes COVID-19 has spread to most countries across the world, including the United States. The coronavirus pandemic is evolving and has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the coronavirus impacts our operations or those of our consultants and collaborators will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the coronavirus, new strains or mutations of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

As a result of the coronavirus pandemic, or similar pandemics, we may experience disruptions that could severely impact our business, manufacturing, preclinical development activities and preclinical studies, including, but not limited to:

•
delays or disruptions in preclinical experiments and IND-enabling studies due to restrictions of on-site staff, limited or no access to animal facilities, and unforeseen circumstances at contract research organizations, or CROs, and vendors;
•
limitations on employee or other resources that would otherwise be focused on the conduct of our preclinical work and any clinical trials we subsequently commence, including because of sickness of employees or their families, the desire of employees to avoid travel or contact with large groups of people, an increased reliance on working from home, school closures, or mass transit disruptions;
•
delays in necessary interactions with regulators, ethics committees, and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel; and
•
limitations on maintaining our corporate culture that facilitates the transfer of institutional knowledge within our organization and fosters innovation, teamwork, and a focus on execution.

We have not yet commenced clinical trial activities for any of our product candidates. If we commence clinical trials for one or more of our product candidates, potential disruptions of those clinical activities as a result of the coronavirus pandemic or similar pandemics, include, but are not limited to:

•
interruption of key clinical trial activities, such as clinical trial site data monitoring and efficacy, safety and translational data collection, processing and analyses, due to limitations on travel imposed or recommended by federal, state, or local governments, employers and others or interruption of clinical trial subject visits, which may impact the collection and integrity of subject data and clinical study endpoints;
•
delays or difficulties in initiating or expanding clinical trials, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff;
•
delays or difficulties in enrolling and retaining patients in our clinical trials;
•
increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or other health conditions or being forced to quarantine;
•
interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations, or CMOs, due to staffing shortages, production slowdowns, or stoppages and disruptions in materials and reagents;
•
diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•
interruption or delays in the operations of the FDA and comparable foreign regulatory agencies;
•
changes in regulations as part of a response to the coronavirus pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue any such clinical trials altogether;
•
delays in receiving approval from local regulatory authorities to initiate any planned clinical trials;
•
limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
•
refusal of the FDA or comparable regulatory authorities to accept data from clinical trials in affected geographies; and
•
additional delays, difficulties or interruptions as a result of current or future shutdowns due to the coronavirus pandemic, or other pandemics, in countries where we or our third-party service providers operate.

The coronavirus pandemic continues to rapidly evolve. Although many countries, including the United States, have re-opened, rises in new cases have caused certain countries to re-initiate restrictions. The extent to which the outbreak may affect our preclinical studies, clinical trials, business, financial condition, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures, or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. Additionally, we are unable to predict if a different pandemic could have similar or different impacts on our business, financial condition, or share price. Future developments in these and other areas present material uncertainty and risk with respect to our clinical trials, business, financial condition, and results of operations.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

Global financial markets have experienced, as a result of the coronavirus pandemic, and have in the past experienced, extreme volatility and disruptions, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy and ability to raise capital may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon the development of preclinical studies and clinical trial plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including very recently in connection with the ongoing coronavirus pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing coronavirus pandemic, political, regulatory and other market conditions, may negatively affect the market price of shares of our Common Stock, regardless of our actual operating performance.

Risks Related to Our Product Development and Government Regulation

We are very early in our research and development efforts. Our business is dependent on our ability to advance our current and future product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them.

We are very early in our research and development efforts and all of our product candidates are still at the preclinical stage of development. We expect to file the IND with respect to our lead product candidate REN-001 in mid-2022. Additionally, we have earlier stage programs that are in the discovery research phase and may never advance to clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

Each of our programs and product candidates will require additional preclinical and clinical development, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, capacity and expertise, building a commercial organization or successfully outsourcing commercialization, substantial investment and significant marketing efforts before we generate any revenue from product sales. Our product candidates must be authorized for marketing by the FDA, or certain other foreign regulatory agencies before we may commercialize our product candidates.

The clinical and commercial success of our product candidates will depend on several factors, including the following:

•
timely and successful completion of preclinical studies, including toxicology studies, biodistribution studies and minimally efficacious dose studies in animals, where applicable;
•
effective INDs or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;
•
successful enrollment and completion of clinical trials, including under the FDA’s current Good Clinical Practices, or cGCPs, and current Good Laboratory Practices, or cGLPs;
•
positive results from our future clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile of our product candidates in the intended populations;

•
receipt of marketing approvals from applicable regulatory authorities;
•
establishment of arrangements with CMOs for clinical supply and, where applicable, commercial manufacturing capabilities;
•
establishment and maintenance of patent and trade secret protection and/or regulatory exclusivity for our product candidates;
•
commercial launch of our product candidates, if approved, whether alone or in collaboration with others;
•
acceptance of the benefits and use of our product candidates, including method of administration, if and when approved, by patients, the medical community and third-party payors;
•
effective competition with other therapies;
•
establishment and maintenance of healthcare coverage and adequate reimbursement and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement;
•
enforcement and defense of intellectual property rights and claims; and
•
maintenance of a continued acceptable safety, tolerability and efficacy profile of our product candidates following approval.

If we do not succeed in one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. If we are unable to advance our product candidates to clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

Our business is highly dependent on the success of our lead product candidate, REN-001, and our other product candidates.

We cannot guarantee that, based on our IND application for REN-001 or our other product candidates, the FDA, or any other comparable foreign regulatory authorities, will allow clinical trials to commence, or that REN-001 or our other product candidates will be approved for commercialization, on a timely basis or at all. We have not initiated and, therefore, have not previously completed any clinical trials or submitted an IND or a BLA to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that REN-001 or our other product candidates will be successful in clinical trials or receive regulatory approval. The FDA and other comparable global regulatory authorities can delay, limit or deny approval of a product candidate for many reasons. Any delay in obtaining, or inability to obtain, applicable regulatory approval will delay or harm our ability to successfully initiate clinical trials and commercialize REN-001 or our other product candidates and materially adversely affect our business, financial condition, results of operations and growth prospects.

Furthermore, because REN-001 is our lead product candidate and our other product candidates could be based on similar technology, if clinical trials of REN-001 encounter safety, efficacy or manufacturing problems, development delays, regulatory issues or other problems, our development plans for REN-001 and our other product candidates in our pipeline based on similar technology would be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects.

Our business depends upon the success of our BAG3-based platform.

Our success depends on our ability to utilize the exclusive rights to our BAG3-based platform to identify potential product candidates, to obtain regulatory approval for product candidates derived from the platform, and then to commercialize our product candidates addressing one or more indications. Though gene therapy product candidates have been evaluated by others in clinical trials using similar AAV vectors, our product candidates have never been evaluated in human clinical trials, and may experience unexpected or adverse results in the future. We are exposed to a number of unforeseen risks and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates. All of our product candidates developed from our BAG3-based platform will require significant non-clinical studies, clinical development, review and approval by the FDA or other regulatory authorities in one or more jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before they can be successfully commercialized. If REN-001 or any of our other product candidates encounter safety or efficacy problems, developmental delays or regulatory issues or other problems, such problems could impact the development plans for our other product candidates because all of our product candidates are currently based on the same core BAG3-based technology.

Additionally, a key element of our strategy is to use and expand our BAG3-based platform to build a pipeline of product candidates and progress those product candidates through clinical development for the treatment of a variety of different types of indications in heart failure and central nervous system diseases. Although our research and development efforts to date have been focused on identifying a pipeline of product candidates, we may not be able to develop product candidates that are safe and effective. Even if we are successful in building our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be approvable or marketable products that will receive marketing approval/authorization and achieve market acceptance. If we do not successfully develop, get approval for and begin to commercialize any product candidates, we will face difficulty in obtaining product revenue in future periods, which would result in significant harm to our financial position and adversely affect our share price.

Utilizing AAV/BAG3-based gene therapies to target BAG3 mutations represents a novel approach to the treatment of DCM, and we must overcome significant challenges in order to develop, commercialize and manufacture our product candidates.

We have concentrated our research and development efforts on developing AAV/BAG3-based gene therapies to target BAG3 mutations for the treatment of DCM. We are aware of several companies developing gene therapies targeting heart failure but are not aware of any companies developing gene therapies targeting the BAG3 pathway for patients suffering from BAG3 DCM. The processes and requirements imposed by the FDA or other applicable regulatory authorities may cause delays and additional costs in obtaining approvals for REN-001 and our other product candidates. Because our AAV/BAG3-based gene therapy products are novel, and gene-based therapies are relatively new, regulatory agencies may lack experience in evaluating our product candidates utilizing AAV/BAG3-based gene therapies to target BAG3 mutations for patients suffering from BAG3 DCM. This novelty may lengthen the regulatory review process, including the time it takes for the FDA to review our IND applications, if and when submitted, increase our development costs and delay or prevent commercialization of our AAV/BAG3-based gene therapy products. Additionally, advancing novel gene therapies creates significant challenges for us, including:

•
developing a manufacturing process to produce our product candidates on a large scale and in a cost-effective manner;
•
educating medical personnel regarding the potential side-effect profile of our product candidates and, as the clinical program progresses, on any observed side effects with the therapy;
•
training a sufficient number of medical personnel on how to properly administer our product candidates;
•
developing a reliable and safe and an effective means of genetically modifying our AAV/BAG3-based gene therapies;
•
sourcing starting material suitable for clinical and commercial manufacturing; and
•
establishing sales and marketing capabilities, as well as developing a distribution network to support the commercialization of any approved products.

We must be able to overcome these challenges in order for us to develop, commercialize and manufacture our product candidates utilizing AAV/BAG3 gene therapies for our targeted indications.

The product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a highly similar or “biosimilar” product may not be submitted to the FDA until 12 years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. In addition, complexities associated with the larger, and often more complex, structures of biological products, such as the gene products we are developing, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar product, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

Jurisdictions in addition to the United States have established abbreviated pathways for regulatory approval of biological products that are biosimilar to earlier approved reference products. For example, the European Union has had an established regulatory pathway for biosimilars since 2004. However, biosimilars can only be authorized once the period of data exclusivity on the reference biological medicine has expired.

The increased likelihood of biosimilar competition has increased the risk of loss of innovators’ market exclusivity. Due to this risk, and uncertainties regarding patent protection, if our clinical candidates are approved for marketing, it is not possible to predict the length of market exclusivity for any particular product with certainty based solely on the expiration of the relevant patent(s) or the current forms of regulatory exclusivity. It is also not possible to predict changes in United States regulatory law that might reduce biological product regulatory exclusivity. The loss of market exclusivity for a product would likely materially and negatively affect revenues and we may not generate adequate or sufficient revenues from them or be able to reach or sustain profitability.

Preclinical and clinical development involve a lengthy and expensive process with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates.

REN-001 and all of our other product candidates are in the preclinical stage of development and their risk of failure is high. It is impossible to predict when or if REN-001 or any of our other product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidate, we must demonstrate through extensive preclinical studies and lengthy, complex and expensive clinical trials that our product candidates are safe and effective in humans. Clinical testing can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process.

The results of preclinical studies and early clinical trials or early cohorts of clinical trials of product candidates may not be predictive of the results of later-stage clinical trials or later cohorts of clinical trials. We anticipate beginning our initial clinical trials with relatively small cohorts before expanding in size in subsequent cohorts. The initial cohorts of early stage clinical trials often involve enrollment of a small number of patients and may not be as predictive as trials with larger cohorts. Additionally, if safety issues arise in an early cohort, we may be delayed or prevented from subsequently expanding into larger trial cohorts. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials.

Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier trials. There is typically a high rate of failure of product candidates proceeding through clinical trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our future clinical trials will ultimately be successful or support clinical development of our current or any of our future product candidates.

We may experience delays in initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our lead product candidate or any future product candidates, including:

•
regulators or institutional review boards, or IRBs, the FDA or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•
we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•
clinical trial sites deviating from trial protocol or dropping out of a trial;
•
clinical trials of any product candidates may fail to show safety or efficacy, produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;
•
novel therapies, such as gene therapies with less well-characterized safety profiles, may require slower or more staggered early clinical trial enrollment to adequately assess safety data;
•
the number of subjects required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or subjects may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
•
third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;

•
we may elect to, or regulators, IRBs, or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants in our trials are being exposed to unacceptable health risks;
•
the cost of clinical trials of any of our product candidates may be greater than we anticipate;
•
the quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be inadequate to initiate or complete a given clinical trial;
•
our inability or the inability of third parties to manufacture sufficient quantities of our product candidates for use in clinical trials;
•
reports from clinical testing of other therapies may raise safety or efficacy concerns about our product candidates;
•
our failure to establish an appropriate safety profile for a product candidate based on clinical or preclinical data for such product candidate as well as data emerging from other studies or trials in the same class as our product candidate; and
•
the FDA or applicable foreign regulatory agencies may require us to submit additional data such as long-term toxicology studies, or impose other requirements before permitting us to initiate a clinical trial.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the number and location of clinical sites we enroll, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the inability to obtain and maintain patient consents, the risk that enrolled participants will drop out before completion, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications being investigated by it. Furthermore, we expect to rely on our collaborators, CROs and clinical trial sites to ensure the proper and timely conduct of our future clinical trials, including the patient enrollment process, and we have limited influence over their performance. Additionally, we could encounter delays if treating physicians encounter unresolved ethical issues associated with enrolling patients in future clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles.

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA or other regulatory authorities, or if a clinical trial is recommended for suspension or termination by the Data Safety Monitoring Board for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Clinical studies may also be delayed or terminated as a result of ambiguous or negative interim results. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

Our product development costs will increase if we experience delays in clinical testing or marketing approvals. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations. Any delays in our clinical development programs may harm our business, financial condition and results of operations significantly.

There is no guarantee that the toxicology and biodistribution studies in healthy pigs and the efficacy studies in haploinsufficient mice will be successful, or that the FDA will not require further testing in these or other animal models.

Preclinical studies involve a lengthy and expensive process with an uncertain outcome. Some outcomes may demonstrate the need to conduct studies in different animal models or using different protocols. These outcomes may lead us to incur additional costs or experience delays in completing, or render us unable to complete, the development and commercialization of our current product candidates or any future product candidates.

We conducted a pilot study in infarcted pigs to assess the transduction efficiency and functional effect of REN-001. We later concluded that an infarcted pig model is untenable for further efficacy studies due to the variability of the infarcted phenotype and the development of neutralizing antibodies to AAV in the study animals during the study.

There is no guarantee that future toxicology and biodistribution studies in healthy pigs and the efficacy studies in haploinsufficient mice will be successful, or that the FDA will not require further testing in these or other animal models. There is also no guarantee that the FDA will not reverse its interpretation of the results from past studies, such as those mentioned above.

As an organization, we have limited experience designing and no experience implementing clinical trials and we have never conducted pivotal clinical trials. Failure to adequately design a trial, or incorrect assumptions about the design of the trial, could adversely affect the ability to initiate the trial, enroll patients, complete the trial, or obtain regulatory approval on the basis of the trial results, as well as lead to increased or unexpected costs.

The design and implementation of clinical trials is a complex process. While the employees who will implement our clinical trials may have experience in the field, we, as an organization, have limited experience designing and no experience implementing clinical trials, and we may not successfully or cost-effectively design and implement clinical trials that achieve our desired clinical endpoints efficiently, or at all. A clinical trial that is not well designed may delay or even prevent initiation of the trial, can lead to increased difficulty in enrolling patients, may make it more difficult to obtain regulatory approval for the product candidate on the basis of the study results, or, even if a product candidate is approved, could make it more difficult to commercialize the product successfully or obtain reimbursement from third-party payors. Additionally, a trial that is not well-designed could be inefficient or more expensive than it otherwise would have been, or we may incorrectly estimate the costs to implement the clinical trial, which could lead to a shortfall in funding. We also are required to register certain clinical trials and post the results of certain completed clinical trials on a government-sponsored database, www.clinicaltrials.gov, within specified timeframes. Failure to do so can result in enforcement actions and adverse publicity.

Interim, topline, or preliminary data from clinical trials that we announce or publish from time to time may change as more patient data becomes available or as we make changes to our manufacturing processes and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, topline, or preliminary data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of interim, topline or preliminary data, and therefore we may not have received or had the opportunity to fully and carefully evaluate all data. Further, modifications or improvements to our manufacturing processes for a therapy may result in changes to the characteristics or behavior of the product candidates that could cause our product candidates to perform differently and affect the results of our ongoing clinical trials. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.

Preliminary or interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Additionally, disclosure of preliminary or interim data by us or by our competitors could result in volatility in the price of our Common Stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate, and our company in general. If the interim, topline, or preliminary data that we report differs from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, any of our potential product candidates may be harmed, which could harm our business, operating results, prospects, or financial condition.

We may not be able to file our IND to commence clinical trials for our lead product candidate, REN-001 or our other product candidates on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

We anticipate filing an IND submission in connection with REN-001 in mid-2022, and expect our preclinical research pipeline to yield potential additional follow-on IND opportunities in cardiovascular and central nervous system, or CNS, diseases beyond that of our lead indication for BAG3 DCM. We cannot be sure that submission of an IND will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. The manufacturing of our product candidates remains an emerging and evolving field. Accordingly, we expect chemistry, manufacturing and control related topics, including product specifications, will be a focus of IND reviews, which may delay the clearance of INDs. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that the FDA will not change their requirements in the future.

We intend to study our product candidates in patient populations with significant comorbidities that may result in deaths or serious adverse events or unacceptable side effects and require us to abandon or limit our clinical development activities.

Patients we intend to treat with our product candidates may also receive angiotensin converting enzyme, or ACE, inhibitors, angiotensin receptor blockers, neprilysin inhibitors, SGLT2 inhibitors, beta-adrenergic receptor antagonists, aldosterone antagonists and/or diuretics or other medical and surgical interventions in the course of treatment of their disease, and they may therefore experience side effects or adverse events, including death, that are unrelated to our product candidates. While these side effects or adverse events may be unrelated to our product candidates, they may still affect the success of our clinical studies. The inclusion of patients that could become critically ill during our clinical studies may result in deaths or other adverse medical events due to underlying disease or to other therapies or medications that these patients may receive. Any of these events could prevent us from advancing our product candidates through clinical development and from obtaining regulatory approval, which would impair our ability to commercialize our product candidates. Any inability to advance our existing product candidates or any other product candidate through clinical development would have a material adverse effect on our business.

We may experience difficulties identifying and enrolling patients in our clinical trials, which could delay or prevent clinical trials of our lead product candidate, REN-001, or our other product candidates.

Identifying and qualifying patients to participate in clinical trials of REN-001 is critical to our success. The timing of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing REN-001, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. The eligibility criteria of our clinical trials may limit the pool of available study participants as we will require patients to have specific characteristics that we can measure to assure their disease is either severe enough or not too advanced to include them in a clinical trial. The process of finding and diagnosing patients may prove costly. We also may not be able to identify, recruit, and enroll a sufficient number of appropriate patients to complete our clinical trials because of demographic criteria for prospective patients, the perceived risks and benefits of the product candidate under study, the proximity and availability of clinical trial sites for prospective patients, and the patient referral practices of physicians. The availability and efficacy of competing therapies and clinical trials can also adversely impact enrollment. If patients are unwilling to participate in our trials for any reason, the timeline for recruiting patients, conducting trials, and obtaining regulatory approval of potential products may be delayed, the commercial prospects of REN-001 or our other product candidates will be harmed, and our ability to generate product revenue from any of these product candidates could be delayed or prevented. Furthermore, our inability to enroll a sufficient number of patients for our clinical trials could result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs and jeopardize our ability to achieve our clinical development timeline and goals, including the dates by which we will commence, complete and receive results from clinical trials. Enrollment delays in our clinical trials may also jeopardize our ability to commence sales of and generate revenues from REN-001 or our other product candidates. Any of these occurrences may harm our business, financial condition, and prospects significantly.

REN-001 and our other product candidates may cause adverse events or undesirable side effects that could delay or prevent our regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

While we believe our therapeutic BAG3 gene construct is non-immunogenic and do not expect the BAG3 gene or protein to elicit a significant immune response, gene therapy is still a relatively new approach to disease treatment and adverse side effects could develop. There also is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material including adverse side effects related to the AAV vector.

We are collecting data about REN-001 and our other product candidates in preclinical studies and will continue to do so in clinical trials, if and when they begin. To date, we have only evaluated our product candidate in preclinical animal models, and we, therefore, do not know the side effect profile of our product candidates in humans. Accordingly, we may experience unexpected side effects and/or higher levels of known side effects in clinical trials, including adverse events known in gene therapies. These include the potential for, among others, infusion reaction, vector/transgene-specific toxicities and disease-/host-specific idiosyncrasy and in rare cases certain cancers.

Any adverse events or undesirable side effects caused by, or other unexpected properties of, REN-001 or our other product candidates could cause us, any future collaborators, an IRB or ethics committee or regulatory authorities to interrupt, delay or halt clinical trials of our product candidate and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. It is possible that as we progress REN-001 or our other product candidates through preclinical and clinical development, or as the use of REN-001 or our other product candidates become more widespread if we receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were not observed in preclinical studies or clinical trials, as well as conditions that did not occur or went undetected, will be reported by patients. If such side effects become known later in development or after approval, such findings may harm our business, financial condition, and prospects significantly. Further, if a serious safety issue is identified in connection with the use of REN-001 or our other product candidates commercially or in third-party clinical trials elsewhere, such issues may adversely affect the development potential of REN-001 or our other product candidates or result in regulatory authorities restricting our ability to develop or commercialize REN-001 or our other product candidates.

Further, if REN-001 or any of our other product candidates were to receive regulatory approval and we or others identify undesirable side effects caused by the product (or any other product) after the approval, a number of potentially significant negative consequences could result, including:

•
regulatory authorities may request that we recall or withdraw the product from the market or may limit the approval of the product through labeling or other means;
•
regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication or a precaution;
•
we may be required to change the way the product is distributed or administered, conduct additional clinical trials, or change the labeling of the product;
•
we may decide to recall or remove the product from the marketplace;
•
we could be sued and/or held liable for injury caused to individuals exposed to or taking our product candidates;

•
damage to the public perception of the safety of REN-001 or our other product candidates; and
•
our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidate and could substantially increase the costs of commercializing our product candidates and significantly impact our ability to successfully commercialize our product candidates and generate revenues, all of which would materially adversely affect our business, financial condition, and results of operations.

Public opinion and scrutiny of gene-based therapies for the treatment of human disease may impact public perception of us and our product candidates, or impair our ability to conduct our business.

Our lead product candidate, REN-001, is an AAV9 vector-based gene therapy designed to deliver a human BAG3 gene to express a fully functional human BAG3 protein in transduced cells for the treatment of BAG DCM. To date, there are no FDA-approved therapeutic interventions designed to address specific genetic mutations that result in heart failure. Public perception may be influenced by claims, such as claims that gene-based therapies are unsafe, unethical, or immoral. Accordingly, our approach may not gain the acceptance of the public or the medical community. Negative public reaction to gene-based therapy in general could result in greater government regulation and stricter labeling requirements of gene-based therapeutic products, including any of our product candidates, and could cause a decrease in the demand for any products we may develop. Adverse public attitudes may adversely impact our ability to enroll clinical trials. More restrictive government regulations or negative public opinion could have an adverse effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop.

If we do not meet our projected development goals on the timelines we announce and expect to meet, the potential approval of our products may be delayed.

From time to time, we estimate the timing of the accomplishment of various scientific, clinical, regulatory, manufacturing and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of preclinical studies and clinical trials and the submission of regulatory filings, including IND submissions. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are, and will be, based on a variety of assumptions. The actual timing of these milestones can vary significantly compared to our estimates, in some cases for reasons beyond our control. We may experience numerous unforeseen events during, or as a result of, any future clinical trials that we conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates.

We rely, and expect to continue to rely, on third parties to conduct, supervise, and monitor our preclinical studies, and we will rely on third parties to conduct, supervise, and monitor future clinical trials for our product candidates.

We rely on third-party CROs, study sites, and others to conduct, supervise, and monitor our preclinical studies for our product candidates and we expect to rely on third parties to similarly conduct, supervise, and monitor any future clinical trials for our product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our preclinical studies, and intend to rely on third parties in connection with the commencement of future clinical trials of our product candidates. Although we have and will continue to have agreements with these third parties governing their activities, we have limited influence over their actual performance and will control only certain aspects of their activities. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines, including as a result of the impact of the coronavirus pandemic, could substantially harm our business because we may be delayed in completing or unable to complete the studies required to support future approval of REN-001 and our other product candidates, or we may not obtain marketing approval for, or commercialize, REN-001 and our other product candidates in a timely manner or at all. Moreover, these agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements our product development activities would be delayed and our business, financial condition, results of operations and prospects may be materially harmed.

Our reliance on these third parties for development activities reduces our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our preclinical studies and future clinical trials is conducted in accordance with the general investigational plan and protocols for such trial. We must also ensure that our preclinical and future clinical trials are conducted in accordance with cGLP regulations, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with cGCPs for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators, and trial sites. If we or any of our third parties fail to comply with applicable cGCPs or other regulatory requirements, we or such third parties may be subject to enforcement or other legal actions, the data generated in our preclinical studies and future clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional studies.

We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials will comply with the applicable regulatory requirements. In addition, our clinical trials must be conducted with product candidates that were produced under cGMP regulations. Failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative providers or to do so on commercially reasonable terms. Switching or adding additional third parties involves additional cost and requires management’s time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs, therapeutic platforms, and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other therapeutic platforms or product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs, therapeutic platforms, and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

Changes in regulatory requirements, guidance from the FDA and other regulatory authorities or unanticipated events during our preclinical studies and clinical trials of REN-001 or our other product candidates may result in changes to preclinical studies or clinical trials or additional preclinical or clinical trial requirements, which could result in increased costs to us and could delay our development timeline.

Regulatory requirements governing biologic drug products, including gene therapy products, are still evolving and it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for REN-001 or our other product candidates. Changes in regulatory requirements, FDA guidance or guidance from other regulatory agencies or unanticipated events during our preclinical studies or clinical trials may force us to terminate or adjust our development program.

In addition, the clinical trial requirements of the FDA and foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. The FDA, or the applicable regulatory authorities, may impose additional preclinical or clinical trial requirements. Amendments to clinical trial protocols would require resubmission to the FDA, or the applicable regulatory authorities as well as IRBs and ethics committees for review and approval, which may adversely impact the cost, timing or successful completion of a clinical trial. If we experience delays completing, or if we terminate, any of our clinical trials, or if we are required to conduct additional preclinical or clinical trials, the commercial prospects for REN-001 or our other product candidates may be harmed and our ability to generate product revenue will be delayed, and it would materially adversely affect our business, financial condition, and results of operations.

In order to market any product outside of the United States, we must comply with numerous and varying regulatory requirements of other countries regarding biologic development and commercialization. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

We are subject to various foreign, federal, and state healthcare and privacy laws and regulations, and our failure to comply with these laws and regulations could harm our results of operations and financial condition.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, and customers expose us to broadly applicable foreign, federal and state fraud and abuse and other healthcare and privacy laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain marketing approval. Such laws include:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback, bribe or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, in return for, either the referral of an individual or the purchase, lease, or order, or arranging for or recommending the purchase, lease, or order of any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

•
the federal false claims and civil monetary penalties laws, including the civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making or causing to be made a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, also impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers as well as their business associates that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information;
•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the CMS information related to payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
•
the Foreign Corrupt Practices Act, or the FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payors, including private insurers, or by the patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug and biologic manufacturers to file reports relating to pricing and marketing information or which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities; state and local laws that require the registration of pharmaceutical sales representatives; state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA; state and foreign governments that have enacted or proposed requirements regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals (including the EU General Data Protection Regulation 2016/679, or the GDPR, and the California Consumer Protection Act, or the CCPA), and federal and state consumer protection laws are being applied to enforce regulations related to the online collection, use, and dissemination of data, thus complicating compliance efforts.

Ensuring that our internal operations and business arrangements with third-parties comply with applicable healthcare laws and regulations involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including any consulting and advisory board arrangements with physicians and other healthcare providers, do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from U.S. government funded healthcare programs, such as Medicare and Medicaid, or similar programs in other countries or jurisdictions, disgorgement, individual imprisonment, contractual damages, reputational harm, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, diminished profits and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusion from government funded healthcare programs and imprisonment. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations.

Healthcare legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates.

The commercial potential for our approved products, if any, could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry. New laws, regulations or judicial decisions or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could adversely affect our business, operations and financial condition. The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that may affect our ability to profitably sell our product and product candidates, if approved. The United States government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs and biologics.

The ACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. There have been significant ongoing administrative, executive and legislative efforts to modify or eliminate the ACA. For example, the Tax Act enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under Section 5000A of the IRC, commonly referred to as the individual mandate. The Trump administration issued executive orders which sought to reduce burdens associated with the ACA and modified how it was implemented. Other legislative changes have been proposed and adopted since passage of the ACA. The ACA has also been subject to challenges in the courts. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the Texas District Court to reconsider its earlier invalidation of the entire ACA. An appeal was taken to the U.S. Supreme Court, or the Supreme Court, which heard oral arguments in the case on November 10, 2020. A ruling is expected in 2021.

Further changes to and under the ACA remain possible, although the new Biden administration has signaled that it plans to build on the ACA and expand the number of people who are eligible for subsidies under it. President Biden indicated that he intends to use executive orders to undo changes to the ACA made by the Trump administration and would advocate for legislation to build on the ACA. It is unknown what form any such changes or any law proposed to replace the ACA would take, and how or whether it may affect our business in the future. We expect that changes to the ACA, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug and biologic prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

The Budget Control Act of 2011 has resulted in reductions in spending on certain government programs, including aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year. These reductions have been extended until 2030 unless additional Congressional action is taken.

Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain and maintain profitability of our product and product candidates, if approved.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, REN-001 or any future product candidates may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would materially adversely affect our business, financial condition and results of operations.

Risks Related to Manufacturing

The manufacture and distribution of our recombinant AAV-derived gene product candidates is complex and subject to a multitude of risks. These risks could substantially increase our costs, limit the clinical and commercial supply of our product candidates, and result in delays in our development or commercialization programs.

The manufacture and supply of REN-001 and our other product candidates based on the BAG3 gene and protein involve novel processes that are more complex than those required for most drugs and biologics and, accordingly, present significant challenges and are subject to multiple risks.

Our product candidates require processing steps that are more complex than those required for most small molecule drugs. These are complex biological processes which include transfection of the gene of interest into a viral vector, production of viral vector in a host cell line, purification and characterization of the vector gene product. Moreover, unlike small molecules, the physical and chemical properties of a biologic such as ours generally cannot be fully characterized. Accordingly, we will employ multiple analytical methods to control the manufacturing process to assure that the process works consistently and the product candidate is made strictly and consistently in compliance with current regulatory expectations. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, low lot yields, product recalls, product liability claims or insufficient inventory. As a result, we may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet the FDA or other applicable standards or specifications with consistent and acceptable production yields and costs. Accordingly, we expect chemistry, manufacturing and control of related topics, including product release specifications, will be a focus of IND reviews, which may delay the clearance of INDs.

In addition, the FDA and other regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA or other regulatory authorities may require that we not distribute a lot until the agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures, low lot yields or product recalls. Lot failures, low lot yields or product recalls could cause us to delay product launches or clinical trials, which could be costly to and otherwise harm our business, financial condition, results of operations and prospects.

As a result of the complexities in manufacturing biologics and distributing gene therapies, the cost to manufacture and distribute biologics and gene therapies in general, and our gene product candidates in particular, is generally higher than traditional small molecule chemical compounds. In addition, our cost of goods development is at an early stage. The actual cost to manufacture and process our product candidates could be greater than we expect and could materially and adversely affect the commercial viability of REN-001 and our other product candidates.

We currently rely on and expect to continue to rely on third parties for the manufacture of our product candidates for development and such reliance may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

We currently do not operate manufacturing facilities and rely, and will continue to rely, on CMOs for the manufacture of our product candidates and related raw materials for clinical and preclinical development and expect to rely on third parties for commercial manufacture if any of our product candidates receive marketing approval. We have partnered with Andelyn Biosciences and Aldevron LLC for the manufacture and supply of certain of our product candidates for future clinical development, but we may partner with other third party manufacturers for supplies in future clinical development. We have not yet secured manufacturing capabilities for commercial quantities of our product candidates. The competition for gene therapy contract development, manufacturing and testing is intense and we may be unable to negotiate binding agreements with the manufacturers to support our potential commercialization activities at commercially reasonable terms. Further, even with contractual agreements in place for the production and supply of our product candidates and related raw materials for our future clinical development, there can be no assurance the CMOs or the manufacturing facilities will meet our demands on schedule or at all.

The facilities that may in the future be used by us, third-party CMOs or any other manufacturers with which we may collaborate must be approved by the FDA pursuant to inspections that will be conducted after we submit a BLA to the FDA. For manufacturing facilities in which we do not operate, we do not control the manufacturing process of, and are completely dependent on, CMOs for compliance with cGMP requirements for manufacture of biologic products. If these CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of CMOs to maintain adequate quality control and quality assurance. The CMOs may also encounter problems hiring and retaining the experienced scientific, quality-control and manufacturing personnel needed to operate the required manufacturing processes, which could result in delays in production or difficulties in maintaining compliance with applicable regulatory requirements. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Our failure, or the failure of our CMO, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates.

Our CMO’s failure to execute on manufacturing requirements, to do so on commercially reasonable terms and comply with cGMP could adversely affect our business in a number of ways, including:

•
an inability to initiate or continue clinical trials of REN-001 or our other product candidates under development;
•
delay in submitting regulatory applications, or receiving marketing approvals, for our product candidates;
•
subjecting third-party manufacturing facilities to additional inspections by regulatory authorities;
•
requirements to cease development or to recall batches of our product candidates; and
•
in the event of approval to market and commercialize REN-001 or our other product candidates, an inability to meet commercial demands for REN-001 or our other product candidates.

Any performance failure on the part of Renovacor or our existing or future CMOs could delay clinical development or marketing approval, and any related remedial measures may be costly or time consuming to implement. If our current CMOs cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis, with attractive terms or at all.

Our current and anticipated future dependence upon CMOs for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned preclinical studies or future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of preclinical studies and clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase costs, delay approval of our product candidates and jeopardize our ability to commence sales and generate revenue.

CMOs and suppliers use biological materials and may use hazardous materials, and any claims relating to improper handling, storage or disposal of these materials could be time consuming or costly.

Our CMOs and suppliers may use hazardous materials, including potent chemicals and biological agents and compounds that could be dangerous to human health and safety or the environment. The operations of our CMOs and suppliers also produce hazardous waste products. Federal, state and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our product development efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

Any contamination in our CMO process, shortages of raw materials, labor or reagents or failure of any of our key suppliers to deliver necessary components of our platform could result in delays in our clinical development or marketing schedules.

Given the nature of biologics manufacturing, there is a risk of contamination. Any contamination could materially adversely affect our or our third-party vendor’s ability to produce our gene therapies on schedule and could therefore harm our results of operations and cause reputational damage.

The raw materials required in our third-party vendor’s manufacturing processes are derived from biological sources. We cannot be assured that our third-party vendors have, or will be able to obtain on commercially reasonable terms, or at all, sufficient rights to these materials derived from biological sources. Such raw materials are difficult to procure, may be difficult to substitute and may also be subject to contamination or recall. A material shortage, contamination, recall, or restriction on the use of biologically derived substances in the manufacture of our product candidates could adversely impact or disrupt the clinical trials and commercial manufacturing of our product candidates, which could materially and adversely affect our operating results and development timelines.

We rely and will continue to rely on third-party suppliers for the supply and manufacture of certain components of our technology. We currently rely on Andelyn Biosciences and Aldevron LLC as our suppliers of our clinical materials for REN-001 and our other product candidates. Even if we were able to source REN-001 or our other product candidates from alternative suppliers or produce them by ourselves, such alternatives may cost more, result in lower yields or not be as suitable for our purposes. Should our ability to procure these material components from our suppliers be compromised, our ability to continuously operate would be impaired until an alternative supplier is sourced, qualified and tested, which could limit our ability to produce a clinical and commercial supply of our product candidates and harm our business.

Risks Related to Commercialization of Our Product Candidates

If we are unable to successfully commercialize REN-001 or any of our other product candidates for which we receive regulatory approval, or experience significant delays in doing so, our business will be materially harmed.

If we are successful in obtaining marketing approval from applicable regulatory authorities for REN-001 or any of our other product candidates, our ability to generate revenues from such product candidates will depend on our success in:

•
launching commercial sales of our product candidates, whether alone or in collaboration with others;
•
receiving an approved label with claims that are necessary or desirable for successful marketing, and that does not contain safety or other limitations that would impede our ability to market our product candidates;
•
creating market demand for our product candidates through marketing, sales and promotion activities;
•
hiring, training, and deploying a sales force or contracting with third parties to commercialize our product candidates;
•
manufacturing, either on our own or through third parties, product candidates in sufficient quantities and at acceptable quality and cost to meet commercial demand at launch and thereafter;
•
establishing and maintaining agreements with wholesalers, distributors, and group purchasing organizations on commercially reasonable terms;
•
creating partnerships with, or offering licenses to, third parties to promote and sell product candidates in foreign markets where we receive marketing approval;
•
maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;

•
achieving market acceptance of our product candidates by patients, the medical community, and third-party payors;
•
achieving appropriate reimbursement for our product candidates;
•
effectively competing with other therapies; and

•
maintaining an acceptable tolerability profile of our product candidates following launch.

To the extent we are not able to do any of the foregoing, our business, financial condition, results of operations and prospects will be materially harmed.

We face significant competition, and if our competitors develop product candidates more rapidly than we do or their product candidates are more effective, our ability to develop and successfully commercialize products may be adversely affected.

The biopharmaceutical and pharmaceutical industries are characterized by rapid innovation, intense and dynamic competition and a strong emphasis on proprietary and novel products and product candidates. While we believe that our technology, scientific knowledge and foundational understanding in the field of BAG3 mutations provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biopharmaceutical companies, academic institutions and governmental agencies and public and private research institutions, as well as standard-of-care treatments, new products undergoing development and combinations of existing and new therapies. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies, including combinations thereof, that may become available in the future. We compete with these organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in identifying and in-licensing new product candidates. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

We are developing a pipeline of BAG3-based therapies for diseases of high unmet medical need associated with BAG3 biology. While we believe our proposed therapeutic intervention for BAG3 DCM derived from our AAV/BAG3 gene therapy product is significantly differentiated, a number of companies are currently focused on drug development and other therapies for the treatment of heart failure. Our potential competitors include, but are not limited to, Rocket Pharmaceuticals, Inc. (LAMP2B), Asklepios Biopharmaceuticals, Inc. and its subsidiary NanoCor Therapeutics, Inc. (I1c gene), Bristol-Myers Squibb Company (ßARKct), and Renova Therapeutics, Inc. (AC6); however, none of these genes act directly on the BAG3 pathway and are not expected to directly compete for patients suffering from BAG3 DCM. These companies may compete with us in recruiting human capital and securing licenses to complementary technologies that may be critical to the success of our business. They also compete with us for potential funding from the biotechnology and pharmaceutical industries. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. While we are not aware of any competitive programs in development for BAG3 DCM, there may be other companies pursuing therapeutic candidates from which we face current or future competition.

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we do. If we successfully obtain approval for any product candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the ease with which our products can be administered and the extent to which patients accept relatively new routes of administration, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, more convenient, less expensive or marketed and sold more effectively than any products we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our, which could result in our competitors establishing a strong market position before we are able to enter the market. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. If we are unable to compete effectively, our opportunity to generate revenue from the sale of the products we may develop, if approved, could be adversely affected.

We expect to face uncertainty regarding the pricing of our existing product candidates and any other product candidates that we may develop.

Due to the novel nature of our product candidates, we face significant uncertainty as to the pricing of any such products for which we may receive marketing approval. While we anticipate that pricing for any product candidates that we develop will be relatively high due to their anticipated use in the prevention or treatment of life-threatening diseases where therapeutic options are limited, the biopharmaceutical industry has recently experienced significant pricing pressures. In particular, drug pricing and other healthcare costs continue to be subject to intense political and societal pressures, which we anticipate will continue and escalate on a global basis. These pressures may result in harm to our business and reputation, cause our stock price to decline or experience periods of volatility and adversely affect results of operations and our ability to raise funds.

The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new products could limit our product revenues.

Our ability to commercialize our lead product candidate, REN-001, or any of our other product candidates successfully will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. In the United States, the principal decisions about reimbursement for new therapies are typically made by Centers for Medicare and Medicaid Services, an agency within the U.S. Department of Health and Human Services, or CMS. CMS decides whether and to what extent a new therapy will be covered and reimbursed under Medicare, and private payors tend to follow CMS determinations to a substantial degree. The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments, such as gene therapy. There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products by government and third-party payors. In particular, there is no body of established practices and precedents for reimbursement of gene therapy, and it is difficult to predict what the regulatory authority or private payor will decide with respect to reimbursement levels for novel products such as ours. Our products may not qualify for coverage or direct reimbursement, or may be subject to limited reimbursement. If reimbursement or insurance coverage is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be sufficient to allow us to establish or maintain pricing to generate income.

In addition, reimbursement agencies in foreign jurisdictions may be more conservative than those in the United States. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits. Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. Failure to obtain or maintain adequate reimbursement for any products for which we receive marketing approval will adversely affect our ability to achieve commercial success, and could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.

Even if we obtain regulatory and marketing approval for a product candidate, our product candidates will remain subject to regulatory oversight and we may be subject to penalties and other penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates.

Even if we receive marketing and regulatory approval for REN-001 or any of our other product candidates, regulatory authorities may still impose significant restrictions on the indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. REN-001 and our other product candidates will also be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. The FDA has significant post-market authority, including, for example, the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate serious safety risks related to the use of a biologic. Any regulatory approvals that we receive for REN-001 or our other product candidates may also be subject to a risk evaluation and mitigation strategy, or REMS, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including post-approval clinical trials, and surveillance to monitor the quality, safety and efficacy of the product, all of which could lead to lower sales volume and revenue. For example, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements and adherence to commitments made in the BLA or foreign marketing application. If we, or a regulatory authority, discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or disagrees with the promotion, marketing or labeling of that product, a regulatory authority may impose restrictions relative to that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

If we or our contractors fail to comply with applicable regulatory requirements following approval of REN-001 or our other product candidates, a regulatory authority may:

•
issue a warning letter asserting that we are in violation of the law;
•
request voluntary product recalls;

•
seek an injunction or impose administrative, civil or criminal penalties or monetary fines;
•
suspend or withdraw regulatory approval;
•
suspend any ongoing clinical trials;
•
refuse to approve a pending BLA or comparable foreign marketing application (or any supplements thereto);
•
restrict the marketing or manufacturing of the product;
•
seize or detain the product or otherwise require the withdrawal of the product from the market;
•
refuse to permit the import or export of product candidates; or
•
refuse to allow us to enter into supply contracts, including government contracts.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize REN-001 or our other product candidates and adversely affect our business, financial condition, results of operations, and prospects.

Even if we receive marketing approval for REN-001 or our other product candidates, we may not achieve broad market acceptance.

The commercial success of our lead product candidate, REN-001, or our other product candidates, if developed and approved for marketing by the FDA or comparable foreign regulatory authority, will depend upon the awareness and acceptance of REN-001 or such other product candidate among the medical community, including physicians, patients, advocacy groups and healthcare payors. Market acceptance of our product candidates, if approved, will depend on a number of factors, including, among others:

•
the prevalence and severity of any adverse side effects associated with our product candidates;
•
limitations or warnings contained in the labeling approved for our product candidates by the FDA or comparable foreign regulatory authority, such as a “black box” warning;
•
availability of alternative treatments, including any competitive therapies in development that could be approved or commercially launched prior to approval of our product candidates;
•
the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•
the strength of marketing and distribution support and timing of market introduction of competitive products;
•
pricing;
•
payor acceptance;
•
the impact of any future changes to the healthcare system in the United States;
•
the effectiveness of our sales and marketing strategies; and
•
the likelihood that the FDA may require development of a REMS, as a condition of approval or post-approval or may not agree with our proposed REMS or may impose additional requirements that limit the promotion, advertising, distribution or sales of our product candidates.

If REN-001 or any of our other product candidates are approved but do not achieve an adequate level of acceptance by patients, advocacy groups, physicians and payors, we may not generate sufficient revenue to become or remain profitable and our business, financial condition, and results of operations could be materially adversely affected. Our efforts to educate the medical community and third-party payors about the benefits of REN-001 and our other product candidates may require significant resources and may never be successful.

Even if we receive marketing approval for REN-001 or our other product candidates in the United States, we may never receive regulatory approval to market REN-001 or our other product candidates outside of the United States.

In order to market any product outside of the United States, we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other jurisdictions, including potential additional clinical trials and/or preclinical studies. Approval procedures vary among jurisdictions and can involve additional testing and additional administrative review periods. The time required to obtain approvals in other jurisdictions might differ from that required to obtain FDA approval. The marketing approval processes in other jurisdictions may implicate all of the risks detailed above regarding FDA approval in the United States as well as other risks. In particular, in many jurisdictions outside of the United States, products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such jurisdictions. Marketing approval in one jurisdiction does not necessarily ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process or commercial activities in others. Failure to obtain marketing approval in other jurisdictions or any delay or other setback in obtaining such approval would impair our ability to market a product candidate in such foreign markets. Any such impairment would reduce the size of our potential market, which could have a material adverse impact on our business, financial condition, results of operations, and prospects.

We may be unable to establish effective marketing, sales and distribution capabilities or enter into agreements with third parties to market and sell REN-001 or our other product candidates, if approved.

We currently do not have a commercial infrastructure for the marketing, sale, and distribution of our lead product candidate, REN-001, or our other product candidates. If REN-001 or our other product candidates receive marketing approval, we intend to commercialize such product candidates in the United States and potentially in other geographies. In order to commercialize our products, we must build our marketing, sales, and distribution capabilities or make arrangements with third parties to perform these services. We may not be successful in doing so. Should we decide to move forward in developing our own marketing capabilities, we may incur expenses prior to product launch or even approval in order to recruit a sales force and develop a marketing and sales infrastructure. If a commercial launch is delayed as a result of the FDA’s or comparable foreign regulatory authority’s requirements or for other reasons, we would incur these expenses prior to being able to realize any revenue from sales of REN-001 and our other product candidates. Even if we are able to effectively hire a sales force and develop a marketing and sales infrastructure, our sales force and marketing teams may not be successful in commercializing REN-001 or our other product candidates. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

We may also or alternatively decide to collaborate with third-party marketing and sales organizations to commercialize any approved product candidates in the United States, in which event, our ability to generate product revenues may be limited. To the extent we rely on third parties to commercialize any products for which we obtains regulatory approval, we may receive less revenues than if we commercialized these products ourselves, which could materially harm our prospects. In addition, we would have less control over the sales efforts of any other third parties involved in our commercialization efforts, and could be held liable if they failed to comply with applicable legal or regulatory requirements.

We have no prior experience in the marketing, sale, and distribution of biopharmaceutical products, and there are significant risks involved in building and managing a commercial infrastructure. The establishment and development of commercial capabilities, including compliance plans, to market any products we may develop will be expensive and time-consuming and could delay any product launch, and we may not be able to successfully develop this capability. We will have to compete with other biopharmaceutical and pharmaceutical companies to recruit, hire, train, manage, and retain marketing and sales personnel, which is expensive and time consuming and could delay any product launch. Developing our sales capabilities may also divert resources and management attention away from product development.

In the event we are unable to develop a marketing and sales infrastructure, we may not be able to commercialize REN-001 or our other product candidates in the United States or elsewhere, which could limit our ability to generate product revenues and materially harm our business, financial condition, results of operations and prospects.

If the market opportunities for our products are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.

The initial planned clinical trials for REN-001 are designed to evaluate its safety and tolerability in humans, as well as efficacy in the treatment of patients with BAG3 DCM. We do not know at this time whether REN-001 or any of our other product candidates will be safe for use in humans or produce efficacious results. Subsequently, we plan to conduct additional clinical trials in related indications, but there is no guarantee that product candidates we develop, even if approved for multiple related indications, would be approved for others, and, prior to any such approvals, we may have to conduct additional clinical trials.

We focus our research and product development on the use of AAV/BAG3-based gene therapy platforms for the treatment of a variety of different types of indications in heart failure and central nervous system diseases. Our projections of both the number of people who have BAG3 mutations, as well as the subset of people with these mutations who have the potential to benefit from treatment with our product candidates, are based on beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new trials may change the estimated incidence or prevalence of such mutations. The total addressable market across all of our product candidates will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each of our product candidates approved for sale for these indications, the availability of alternative treatments and the safety, convenience, cost and efficacy of our product candidates relative to such alternative treatments, acceptance by the medical community and patient access, drug and biologic pricing and reimbursement. The number of patients in the United States and other major markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

Risks Related to Our Intellectual Property

If we are unable to protect our intellectual property and our proprietary technologies, we may not be able to compete effectively in the market.

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for REN-001 and any of our other product candidates, proprietary technologies and their uses as well as our ability to operate without infringing upon the proprietary rights of others. If we are unable to protect our intellectual property rights or if our intellectual property rights are inadequate for our technology or our product candidates, our competitive position could be harmed, which could have a material adverse impact on our business, results of operations, financial conditions and prospects. We generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to REN-001 and any of our other product candidates, proprietary technologies and their uses that are important to our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents are issued from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications will result in patents being issued or that issued patents will afford sufficient protection to prevent competitors from using identical or similar technology, nor can there be any assurance that the patents if issued will be sufficiently broad or will not be infringed, designed around or invalidated by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. These uncertainties and/or limitations in our ability to properly protect the intellectual property rights relating to REN-001 and any of our other product candidates could have a material adverse effect on our financial condition and results of operations.

Although we license an issued patent in Europe and license or jointly own pending patent applications in the United States and foreign countries, we cannot be certain that the claims in these U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign countries will be considered patentable by the United States Patent and Trademark Office, or the USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patent will not be found invalid or unenforceable if challenged.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting REN-001 and any of our other product candidates by obtaining and defending patents. These risks and uncertainties include the following:

•
the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process, the noncompliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;
•
patent applications may not result in any patents being issued;
•
patents may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;
•
our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or block our ability to make, use and sell REN-001 and any of our other product candidates;
•
there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and
•
countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing products.

The patent prosecution process is also expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, directed to technology that we license from third parties. We may also require the cooperation of our licensor in order to enforce the licensed patent rights, and such cooperation may not be provided. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. We cannot be certain that patent prosecution and maintenance activities by our licensors have been or will be conducted in compliance with applicable laws and regulations, which may affect the validity and enforceability of such patents or any patents that may issue from such applications. If they fail to do so, this could cause us to lose rights in any applicable intellectual property that we in-license, and as a result our ability to develop and commercialize products or product candidates may be adversely affected and we may be unable to prevent competitors from making, using and selling competing products.

In addition, although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

We rely on licenses of intellectual property from Temple and may license intellectual property from other third parties in the future, and such licenses may not provide adequate rights or may not be available in the future on commercially reasonable terms, if at all, and our licensors may be unable to obtain and maintain patent protection for the technology or products that it licenses to us.

We have acquired rights to the intellectual property underlying REN-001 through the license agreement, or the License Agreement, dated August 12, 2019, with Temple University of the Commonwealth System of Higher Education, or Temple, and may in the future enter into other license agreements with third parties for other intellectual property rights or assets. We are heavily reliant on licenses to the patent rights and proprietary technology from Temple provided to us under the License Agreement, and these licenses are necessary to the development of our technology and products, including the technology related to REN-001. These and other licenses may not provide adequate rights to use such technology in all relevant fields of use. Licenses to additional third-party technology that may be required for our development programs may not be available in the future or may not be available on commercially reasonable terms, which could have a material adverse effect on our business.

In some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from Temple and other third parties in the future. In addition, some of our agreements with our licensors require obtaining consent from the licensor before we can enforce patent rights and the licensor may withhold such consent or may not provide it on a timely basis. Thus, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. In addition, if third parties from whom we license patents fail to maintain such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated.

If we fail to comply with our obligations in the License Agreement under which we license intellectual property and other rights from Temple or otherwise experiences disruptions to our business relationships with Temple, we could lose license rights that are important to our business.

Our commercial success will depend in part on the maintenance of our license agreements. We have acquired rights to the intellectual property underlying REN-001 through the License Agreement with Temple, and may in the future enter into other license agreements with third parties for other intellectual property rights or assets. The License Agreement imposes, and future license agreements may impose, various diligence, milestone payment, royalty, and other obligations on us. If we fail to comply with our obligations under the License Agreement or any future license agreements with any party, or are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license. The License Agreement further provides Temple with a right to terminate the License Agreement for our material breach or default under the agreement, including the failure to make any required milestone or other payments. Should Temple exercise such a termination right, we would lose our right to the intellectual property under the License Agreement, and such loss may materially harm our business.

We may need to obtain licenses from third parties to advance our research or allow commercialization of REN-001 and any of our other product candidates, and we cannot provide any assurances that third-party patents do not exist which might be enforced against REN-001 and any of our other product candidates in the absence of such a license. We may fail to obtain any of these licenses on commercially reasonable terms, if at all, which could have a material adverse effect on our business and financial condition. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation. Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

•
the scope of rights granted under the license agreement and other interpretation-related issues;

•
whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•
our right to sublicense patents and other rights to third parties;

•
our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of REN-001 and any of our other product candidates, and what activities satisfy those diligence obligations;
•
our right to transfer or assign the license;
•
the inventorship or ownership of inventions and know-how resulting from the joint creation or use of intellectual property by us and our licensors; and
•
the priority of invention of patented technology.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may not be able to successfully develop and commercialize the affected product candidates, which would have a material adverse effect on our business.

In addition, certain of our agreements may limit or delay our ability to consummate certain transactions, may impact the value of those transactions, or may limit our ability to pursue certain activities. For example, if we choose to sublicense or assign to any third parties our rights under our existing license agreements with respect to any licensed product, we may be required to pay a specified percentage of all revenue to be received in connection with such transaction.

We may need to obtain a license from REGENXBIO Inc. to develop and commercialize REN-001 and any of our other product candidates, and we cannot provide any assurances that we will be able to obtain such license.

We are aware of patents issued to REGENXBIO Inc. that claim AAV vectors that have an AAV9 capsid serotype. As such, we may need to obtain a license from REGENXBIO Inc. to develop and commercialize REN-001 and any of our other product candidates utilizing the AAV9 capsid serotype. If we commercialize any of our product candidates utilizing the AAV9 capsid serotype prior to the expiry of those patents in January 2026 without a license, it is possible that REGENXBIO Inc. could bring an action claiming infringement. If we fail to obtain a license from REGENXBIO Inc. on commercially reasonable terms, or at all, this could have a material adverse effect on our business and financial condition. Even if we are able to obtain such a license, it may be non-exclusive, thereby giving our competitors access to the same technologies or intellectual property rights licensed to us. In the event that we fail to obtain a license from REGENXBIO Inc., we may be required to expend significant time and resources to develop or license replacement technology which may be impossible or require substantial time and monetary expenditure. If we are unable to do so, we may be unable to develop and commercialize the affected product candidates, including our lead product candidate REN-001, which could materially harm our business and if we fail to obtain a license, REGENXBIO Inc. could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation which could limit our ability to generate revenue or achieve profitability. A finding of infringement could prevent us from commercializing our lead product candidate REN-001, which could harm our business, possibly prevent us from generating revenue sufficient to sustain our operations and force us to cease some of our business operations. In addition, under certain circumstances, we could be held liable for substantial monetary damages, potentially including enhanced damages and attorney fees if we are found to have willfully infringed the patent. Given our current expectation of filing our first IND with respect to our lead product candidate REN-001 in mid-2022, and the anticipated timing of our expected approval pathway for our lead product candidate with the FDA, we expect that it will be at least several years, if ever, and in any event beyond January 2026, before we are able to commercialize our lead product candidate, and thus the need for a license from REGENXBIO Inc. with respect to commercialization of REN-001 is expected to be remote.

If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from developing and commercializing similar or identical product candidates would be adversely affected.

The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our product candidates or which effectively prevent others from commercializing competitive product candidates.

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we license or own currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we license or own may be challenged or circumvented by third parties or may be narrowed or invalidated as a result of challenges by third parties. Consequently, we do not know whether REN-001 and any of our other product candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and prospects.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may not cover REN-001 and any of our other product candidates or may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review, or PGR, and inter partes review, or IPR, or other similar proceedings in the USPTO or foreign patent offices challenging our patent rights. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our predecessors and the patent examiner were unaware during prosecution. There is no assurance that all potentially relevant prior art relating to our patents and patent applications or those of our licensors has been found. There is also no assurance that there is not prior art of which we, our predecessors or licensors are aware, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications or those of our licensors, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize REN-001 and any of our other product candidates and compete directly with us, without payment to us. Such loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of REN-001 and any of our other product candidates. Such proceedings also may result in substantial costs and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

The patent protection and patent prosecution for some of our product candidates may be dependent on third parties and the failure to appropriately prosecute and maintain patent protection for patents covering REN-001 and any of our other product candidates, may adversely impact our ability to develop and commercialize those product candidates.

We or our licensors may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to strengthen our patent position. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, claim scope, or requests for patent term adjustments. If we or our licensors, whether current or future, fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation, prosecution, or enforcement of our patents or patent applications, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

As a licensee of third parties, we rely on third parties to file and prosecute patent applications and maintain patents and otherwise protect the licensed intellectual property under some of our license agreements. We have not had and do not have primary control over these activities for certain of our patents or patent applications and other intellectual property rights. We cannot be certain that such activities by third parties have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. Pursuant to the terms of the license agreements with some of our licensors, the licensors may have the right to control enforcement of these licensed patents or defense of any claims asserting the invalidity of these patents. Even if we are permitted to pursue such enforcement or defense, it will require the cooperation of our licensors. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business. If any of our licensors or any of our future licensors or future collaborators fail to appropriately prosecute and maintain patent protection for patents covering REN-001 and any of our other product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

In addition, even where we have the right to control patent prosecution of patents and patent applications we have acquired or licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of our predecessors or licensors and their counsel that took place prior to us assuming control over patent prosecution.

Our technology acquired or licensed from various third parties may be subject to retained rights. Our predecessors or licensors often retain certain rights under their agreements with us, including the right to use the underlying technology for noncommercial academic and research use, to publish general scientific findings from research related to the technology, and to make customary scientific and scholarly disclosures of information relating to the technology. It is difficult to monitor whether our predecessors or licensors limit their use of the technology to these uses, and we could incur substantial expenses to enforce our rights to our licensed technology in the event of misuse.

If we are limited in our ability to utilize acquired or licensed technologies, or if we lose our rights to critical in-licensed technology, we may be unable to successfully develop, out-license, market and sell our products, which could prevent or delay new product introductions. Our business strategy depends on the successful development of licensed and acquired technologies into commercial products. Therefore, any limitations on our ability to utilize these technologies may impair our ability to develop, out-license or market and sell REN-001 and any of our other product candidates.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•
others may be able to develop products that are similar to REN-001 and any of our other product candidates that are not covered by the claims of any issued patents that we own or license;
•
we or our licensors or predecessors might not have been the first to make the inventions covered by any issued patent or patent application that we own or license;
•
we or our licensors or predecessors might not have been the first to file patent applications covering certain of our inventions;
•
others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;
•
it is possible that our pending patent applications will not lead to issued patents;
•
issued patents that we own or license may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
•
our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•
we may not develop additional proprietary technologies that are patentable;
•
the patents of others may have an adverse effect on our business; and
•
we may choose not to file a patent for certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, it could significantly harm our business, results of operations and prospects.

Our success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Claims by third parties that we infringe their proprietary rights may result in liability for damages or prevent or delay our development and commercialization efforts.

Our success depends in part on avoiding infringement of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that they infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Other entities may have or obtain patents or proprietary rights that could limit or prevent our ability to make, use, sell, offer for sale or import REN-001 or any of our other product candidates that may be approved in the future, or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biopharmaceutical industry, including patent infringement lawsuits, oppositions, reexaminations, IPR proceedings and PGR proceedings before the USPTO and/or foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of REN-001 and any of our other product candidates.

As the biopharmaceutical industry expands and more patents are issued, the risk increases that REN-001 and any of our other product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published we may be unaware of third-party patents that may be infringed by commercialization of REN-001 and any of our other product candidates, and we cannot be certain that we were the first to file a patent application related to REN-001 and any of our other product candidates. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that REN-001 and any of our other product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Furthermore, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Any claims of patent infringement asserted by third parties would be time consuming and could:

•
result in costly litigation that may cause negative publicity;
•
divert the time and attention of our technical personnel and management;
•
cause development delays;
•
prevent us from commercializing REN-001 and any other product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;
•
require us to develop non-infringing technology, which may not be possible on a cost-effective basis;
•
subject us to significant liability to third parties; or
•
require us to enter into royalty or licensing agreements, which may not be available on commercially reasonable terms, or at all, or which might be non-exclusive, which could result in our competitors gaining access to the same technology.

Although no third party has asserted a claim of patent infringement against us as of the date of this Quarterly Report on Form 10-Q, others may hold proprietary rights that could prevent REN-001 and any of our other product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin activities relating to REN-001 and any of our other product candidates or processes could, if successful, subject us to liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or develop REN-001 and any of our other product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign REN-001 and any of our other product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing, manufacturing and commercializing REN-001 and any of our other product candidates, which could harm our business, financial condition and operating results.

Parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming and unsuccessful. Further, any of our issued patents could be found invalid or unenforceable if challenged in court.

Competitors may infringe our intellectual property rights or those of our licensors. To prevent infringement or unauthorized use, we and/or our licensors may be required to file infringement claims, which can be expensive and time consuming. In addition, in a patent infringement proceeding, a court may decide that a patent we own or license is not valid, is unenforceable and/or is not infringed. If we or any of our licensors or potential future collaborators were to initiate legal proceedings against a third party to enforce a patent directed at REN-001 or any of our other product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable in whole or in part. In patent litigation, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution.

If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. In addition, if the breadth or strength of protection provided by our patents and patent applications or those of our licensors is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Such a loss of patent protection would have a material adverse impact on our business.

Even if resolved in our favor, litigation or other legal proceedings relating to our intellectual property rights may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other legal proceedings relating to our intellectual property rights, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or other proceedings.

Intellectual property litigation may lead to unfavorable publicity that harms our reputation and causes the market price of our Common Stock to decline.

During the course of any intellectual property litigation, there could be public announcements of the initiation of the litigation as well as results of hearings, rulings on motions, and other interim proceedings in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our existing products, programs or intellectual property could be diminished. Accordingly, the market price of shares of our Common Stock may decline. Such announcements could also harm our reputation or the market for our future products, which could have a material adverse effect on our business.

Derivation or interference proceedings may be necessary to determine priority of inventions, and an unfavorable outcome may require us to cease using the related technology or to attempt to license rights from the prevailing party.

Derivation or interference proceedings provoked by third parties or brought by us or declared by the USPTO or similar proceedings in foreign patent offices may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of such proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with such proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties or enter into development or manufacturing partnerships that would help us bring REN-001 and any of our other product candidates to market.

Changes in U.S. patent law, or laws in other countries, could diminish the value of patents in general, thereby impairing our ability to protect REN-001 and any of our other product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve a high degree of technological and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time consuming and inherently uncertain. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property and may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. In addition, the U.S. Congress or other foreign legislative bodies may pass patent reform legislation that is unfavorable to us.

For example, the Supreme Court has ruled on several patent cases, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents we might obtain in the future.

The patent positions of companies engaged in the development and commercialization of biopharmaceuticals is particularly uncertain. Two significant cases involving diagnostic method claims and “gene patents” were decided by the Supreme Court. On March 20, 2012, the Supreme Court issued a decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc., or Prometheus, a case involving patent claims directed to a process of measuring a metabolic product in a patient to optimize a drug dosage for the patient. According to the Supreme Court, the addition of well-understood, routine or conventional activity such as “administering” or

“determining” steps was not enough to transform an otherwise patent-ineligible natural phenomenon into patent-eligible subject matter. On June 13, 2013, the Supreme Court issued its decision in Association for Molecular Pathology v. Myriad Genetics, Inc., or Myriad, a case involving patent claims held by Myriad relating to the breast cancer susceptibility genes BRCA1 and BRCA2. Myriad held that an isolated segment of naturally occurring DNA, such as the DNA constituting the BRCA1 and BRCA2 genes, is not patent- eligible subject matter, but that complementary DNA, which is an artificial construct that may be created from RNA transcripts of genes, may be patent-eligible.

The USPTO has issued a number of guidance memorandum and updates to USPTO patent examiners on the ramifications of the Prometheus, Myriad and other court rulings in the application of the rulings to natural products and principles including all naturally occurring nucleic acids. USPTO guidance may be further updated in view of developments in the case law and in response to public feedback. Patents for certain of our product candidates contain claims related to specific DNA sequences that are naturally occurring and, therefore, could be the subject of future challenges made by third parties. In addition, USPTO guidance or changes in guidance or procedures issued by the USPTO could make it impossible for us to pursue similar patent claims in patent applications it may prosecute in the future.

We cannot assure that our efforts to seek patent protection for our technology and products will not be negatively impacted by the decisions described above, rulings in other cases or changes in guidance or procedures issued by the USPTO. We cannot fully predict what impact the Supreme Court’s decisions in Prometheus and Myriad may have on the ability of life science companies to obtain or enforce patents relating to their products and technologies in the future. These decisions, the guidance issued by the USPTO and rulings in other cases or changes in USPTO guidance or procedures could materially harm our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

Moreover, although the Supreme Court has held in Myriad that isolated segments of naturally occurring DNA are not patent-eligible subject matter, certain third parties could allege that activities that we may undertake infringe other gene-related patent claims, and we may determine it is necessary to defend ourselves against these claims by asserting noninfringement and/or invalidity positions, or paying to obtain a license to these patents. In any of the foregoing or in other situations involving third-party intellectual property rights, if we are unsuccessful in defending against claims of patent infringement, we could be forced to pay damages or be subjected to an injunction that would prevent us from utilizing the patented subject matter. Such outcomes could harm our business, financial condition, results of operations or prospects.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property which could result in substantial costs.

We may also be subject to claims that former employees or other third parties are inventors of, or have an ownership interest in, our patents or other intellectual property. For example, we are aware of a complaint filed against Temple by an individual alleging a claim to inventorship and ownership rights to U.S. application 15/115.807 and ex-U.S. equivalents. While we believe the claims are without merit, litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and distraction to management and other employees.

Patent terms may be inadequate to protect our competitive position on REN-001 and any of our other product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the term of a patent, and the protection it affords, is limited. Even if patents covering REN-001 and any of our other product candidates are obtained, once the patent has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting REN-001 and any of our other product candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we do not obtain patent term extension for REN-001 or any of our other product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of REN-001 and any of our other product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, we may be reliant on third party licensors and collaborators in applying for such patent term extensions and we may not be able to obtain their cooperation. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

We may not be able to protect our intellectual property rights throughout the world, which could diminish the value of the intellectual property and lead to impairment of our competitive position.

Although we have patents and pending patent applications in the United States and certain other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop its own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many foreign countries, particularly in certain foreign countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology patents, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many foreign countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

Obtaining and maintaining our patent protection depends on compliance with various procedural, documentary, fee payment and other requirements imposed by regulations and governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the USPTO and various foreign patent offices at various points over the lifetime of our patents and/or applications. We rely on third parties to pay these fees when due. Additionally, the USPTO and various foreign patent offices require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply and are also dependent on our licensor to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, there are situations in which noncompliance can result in irreversible abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If such an event were to occur, potential competitors might be able to enter the market which could have a material adverse effect on our business.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition, we rely on the protection of our trade secrets, including unpatented know-how, technology and other proprietary information to maintain our competitive position. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants and advisors, we cannot provide any assurances that such agreements were obtained in all circumstances or that all have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets. We may not be able to obtain adequate remedies for such breaches, even if these agreements have been obtained.

Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information, including a breach of our confidentiality agreements. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

Moreover, third parties may still obtain this technology or information or may come upon this or similar information independently, and we would have no right to prevent them from using that technology or information to compete with us. If any of these events occurs or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced and our competitive position would be harmed. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We have two pending trademark applications with the USPTO for the mark “RENOVACOR” and the Renovacor logo, approval of which is not guaranteed. Once registered, our trademarks or trade names can be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. We may not be able to protect the rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered and unregistered trademarks or trade names. Over the long term, if we were unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources, which could adversely impact our financial condition.

We may be subject to claims that we have wrongfully hired an employee or consultant from a competitor or that we or our employees or consultants have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.

As is common in the biopharmaceutical industry, in addition to our employees, we engage the services of consultants to assist us in the development of REN-001 and our other product candidates. Some of these consultants or employees may have been employed at, or may have previously provided or may be currently providing, consulting services to other biopharmaceutical companies including our competitors or potential competitors. We may become subject to claims that we, our employees or a consultant inadvertently or otherwise used or disclosed trade secrets or other information proprietary to their former employers or their former or current clients. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely affect our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and other employees.

Risks Related to Employee Matters, Managing Growth and Other Risks Related to Our Business

We are dependent on the services of our management and other clinical and scientific personnel, and if we are not able to retain these individuals or recruit additional management or clinical and scientific personnel, our business will suffer.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel, many of whom have been instrumental for us and have substantial experience with our BAG3-based platform, underlying technologies and related product candidates. Given the specialized nature of our BAG3-based platform and the fact that it is a novel field, there is an inherent scarcity of experienced personnel in this field. As we continue developing our product candidates in our pipeline, we will require personnel with medical, scientific, or technical qualifications specific to each program.

We are highly dependent upon Magdalene Cook, M.D., our President and Chief Executive Officer, as well as our senior scientists and advisors. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our planned preclinical studies and clinical trials or the commercialization of REN-001 and our other product candidates. We have executed an employment agreement with Dr. Cook, which agreement is terminable at will with or without notice and, therefore, we may not be able to retain her services as expected. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees.

Our research and development programs, clinical operations and sales and marketing efforts depend on our ability to attract and retain highly skilled scientists, engineers and sales professionals. The competition for qualified personnel in the biotechnology and pharmaceutical industries is intense, and we have experienced, and expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications on acceptable terms, or at all. Many of the companies with which we compete for experienced personnel have greater resources than we do, and any of our employees may terminate their employment with us at any time. If we hire employees from competitors or other companies, their former employers may attempt to assert that we or these employees have breached legal obligations, resulting in a diversion of our time and resources and, potentially, damages. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived benefits of our stock awards decline, it may harm our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.

We will need to increase the size and capabilities of our organization, and we may experience difficulties in managing our growth.

As of October 15, 2021, we had 11 full-time employees and approximately 15 part-time consultants. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining, and motivating additional employees;
•
managing our internal development efforts effectively, including the clinical and FDA or other comparable authority review process for REN-001 and our other product candidates, while complying with our contractual obligations to contractors and other third parties; and
•
improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance, our ability to advance REN-001 and our other product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. In addition, we expect to incur additional costs in hiring, training and retaining such additional personnel.

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize REN-001 and our other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

If we fail to maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired.

We are required to maintain internal controls over financial reporting. Commencing with our fiscal year ending the year after the Business Combination is completed, we must perform system and process design evaluation and testing of the effectiveness of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and expend significant management efforts. Prior to the Business Combination, we have never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner. In addition, if we identify material weaknesses in our internal control over financial reporting in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if our independent registered public accounting firm determines that we have a material weakness or a significant deficiency in our internal control over financial reporting, or we are unable to maintain proper and effective internal controls over financial reporting, we may not be able to produce timely and accurate financial statements. As a result, our investors could lose confidence in our reported financial information, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

We believe that any internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make a required related party transaction disclosure. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and may not be detected.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we currently rely on other third parties to manufacture our product candidates and to perform certain quality testing, we must, at times, share our proprietary technology and confidential information, including trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements, consulting agreements or other similar agreements with our advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are intentionally or inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets and despite our efforts to protect our trade secrets, a competitor’s discovery of our proprietary technology and confidential information or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business, financial condition, results of operations and prospects.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing, and use of pharmaceutical products. While we currently have no product candidates that have commenced clinical trials or been approved for commercial sale, the future use of product candidates by us in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. For example, we may be sued if REN-001 and our other product candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability and a breach of warranties. Claims may be brought against us by clinical trial participants, patients or others using, administering or selling products that may be approved in the future. Claims could also be asserted under state consumer protection acts.

If we cannot successfully defend against product liability claims, we may incur substantial liabilities or be required to limit or cease the commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•
decreased demand for our products;
•
injury to our reputation and significant negative media attention;
•
withdrawal of clinical trial participants and inability to continue clinical trials;
•
initiation of investigations by regulators;
•
costs to defend the related litigation;
•
a diversion of management’s time and our resources;

•
substantial monetary awards to trial participants or patients;
•
product recalls, withdrawals or labeling, marketing or promotional restrictions;
•
significant negative financial impact;
•
exhaustion of any available insurance and our capital resources;
•
the inability to commercialize REN-001 or our other product candidates; and
•
a decline in our stock price.

We currently hold approximately $4.0 million in general liability insurance coverage in the aggregate and hold a $1.0 million umbrella policy. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of REN-001 or our other product candidates. Insurance coverage is increasingly expensive. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of REN-001 or our other product candidates. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data, such as names, mailing addresses, email addresses, phone numbers and clinical trial information. Despite our implementation of security measures, our internal computer systems, and those of our CROs, CMOs, information technology suppliers and other contractors and consultants are vulnerable to damage from computer viruses, cyberattacks and other unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the GDPR) and may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business.

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyberattacks and any such attacks could result in the losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business. By way of example, the CCPA, which went into effect on January 1, 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. By way of example regarding foreign laws and regulations with respect to data privacy and security, the GDPR went into effect in the EU in May 2018 and introduced strict requirements for processing the personal data of EU data subjects. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater.

Our employees and independent contractors, including principal investigators, CROs, consultants and vendors, may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements that could result in us incurring significant penalties.

We are exposed to the risk that our employees and independent contractors, including principal investigators, CROs, consultants and vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate: the laws and regulations of the FDA and other similar regulatory requirements, including those laws that require the reporting of true, complete and accurate information to such authorities; manufacturing standards, including cGMP requirements; federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and abroad; or laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in preclinical studies or clinical trials, or illegal misappropriation of drug or biologic product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, individual imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Risks Related to Ownership of Our Securities

If securities or industry analysts do not publish research or reports about us, or publish negative reports, our stock price and trading volume could decline.

The trading market for our Common Stock will depend, in part, on the research and reports that securities or industry analysts publish. We will not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our Common Stock or change their opinion, our stock price would likely decline. If one or more of these analysts cease coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

If the Business Combination’s benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline. Additionally, trading prices for our securities could be highly volatile, and purchasers of our securities could incur substantial losses.

If the benefits of the Business Combination do not meet the expectations of investors, stockholders or securities analysts, the market price of our securities may decline. The market values of our securities may vary significantly from their prices on the date of this Quarterly Report on Form 10-Q.

In addition, fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Immediately prior to the Business Combination, there was not a public market for stock relating to Old Renovacor’s business and trading in shares of our Common Stock has not been active. Accordingly, the valuation ascribed to our business and our Common Stock in the Business Combination may not be indicative of the price that will prevail in the trading market.

The trading price of our Common Stock may fluctuate substantially and may be lower than its current price. This may be especially true for companies like ours with a small public float. If an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations. The trading price of our Common Stock will depend on many factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Common Stock since you might be unable to sell your shares at or above the price attributed to them in the Business Combination. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

•
actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to ours;
•
changes in the market’s expectations about our operating results;
•
the public’s reaction to our press releases, other public announcements and filings with the SEC;
•
speculation in the press or investment community;
•
actual or anticipated developments in our business, competitors’ businesses or the competitive landscape generally;
•
the commencement, enrollment, or results of our current and future preclinical studies and clinical trials, and the results of trials of our competitors or those of other companies in our market sector;
•
regulatory approval of our product candidates, or limitations to specific label indications or patient populations for our use, or changes or delays in the regulatory review process;

•
the success or failure of our efforts to acquire, license, or develop additional product candidates;
•
innovations or new products developed by us or our competitors;
•
manufacturing, supply or distribution delays or shortages;
•
any changes to our relationship with any manufacturers, suppliers, licensors, future collaborators, or other strategic partners;
•
the operating results failing to meet the expectation of securities analysts or investors in a particular period;
•
changes in financial estimates and recommendations by securities analysts concerning us or the market in general;
•
operating and stock price performance of other companies that investors deem comparable to ours;

•
changes in laws and regulations affecting our business;
•
commencement of, or involvement in, litigation involving us;
•
changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•
the volume of our Common Stock available for public sale;
•
any major change in our board of directors or management;
•
sales of substantial amounts of our Common Stock by our directors, officers or significant stockholders or the perception that such sales could occur;
•
general economic and political conditions such as recessions, interest rates, “trade wars,” pandemics (such as COVID-19) and acts of war or terrorism; and
•
other risk factors and other matters described or referenced under the sections “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and the New York Stock Exchange, or the NYSE, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to ours could depress our stock price regardless of our business, prospects, financial conditions or results of operations. Broad market and industry factors, including, most recently, the impact of the novel coronavirus, COVID-19, and any other global pandemics, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of our Common Stock, regardless of our actual operating performance. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

In addition, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. Litigation of this type, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

•
the timing and cost of, and level of investment in, research, development, regulatory approval and commercialization activities relating to REN-001 and our other product candidates, which may change from time to time;
•
coverage and reimbursement policies with respect to REN-001 and our other product candidates, if approved, and potential future drugs or biologics that compete with our products;
•
the cost of manufacturing REN-001 and our other product candidates, which may vary depending on the quantity of production and the terms of our agreements with CMOs;
•
the timing and amount of the milestone or other payments we must make to the licensors and other third parties from whom we have in-licensed or acquired our product candidates;
•
the level of demand for any approved products, which may vary significantly;
•
future accounting pronouncements or changes in our accounting policies;
•
macroeconomic conditions, both nationally and locally; and
•
any other change in the competitive landscape of our industry, including consolidation among our competitors or partners.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our Common Stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings guidance we may provide.

Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect our business, investments and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments and the NYSE. In particular, we are required to comply with certain SEC, NYSE and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Our second amended and restated certificate of incorporation designates specific courts as the exclusive forum for substantially all stockholder litigation matters, which could limit the ability of our stockholders to obtain a favorable forum for disputes with us or our directors, officers or employees.

Our second amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against current or former directors, officers or other employees for breach of fiduciary duty, any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or DGCL, our second amended and restated certificate of incorporation or our amended and restated bylaws, any action asserting a claim governed by internal affairs doctrine of the State of Delaware or any other action asserting an “internal corporate claim” (as defined in Section 115 of the DGCL), confers jurisdiction to the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware does not have subject matter jurisdiction thereof, any state court located in the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware), unless we consent in writing to the selection of an alternative forum. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our second amended and restated certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us and our directors, officers or other employees and may have the effect of discouraging lawsuits against our directors, officers and other employees. Furthermore, stockholders may be subject to increased costs to bring these claims, and the exclusive forum provision could have the effect of discouraging claims or limiting investors’ ability to bring claims in a judicial forum that they find favorable.

In addition, the enforceability of similar exclusive forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with one or more actions or proceedings described above, a court could rule that this provision in our second amended and restated certificate of incorporation is inapplicable or unenforceable. In March 2020, the Delaware Supreme Court issued a decision in Salzburg et al. v. Sciabacucchi, which found that an exclusive forum provision providing for claims under the Securities Act to be brought in federal court is facially valid under Delaware law. We intend to enforce this provision, but we do not know whether courts in other jurisdictions will agree with this decision or enforce it. If a court were to find the exclusive forum provision contained in our second amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, prospects, financial condition and operating results.

Our second amended and restated certificate of incorporation could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our management.

Provisions in our second amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent, a merger, acquisition or other Change in Control (as defined in the Merger Agreement) of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock, thereby depressing the market price of our Common Stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. As our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions provide, among other things, that:

•
our board of directors will be divided into three classes, with each class serving staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•
our board of directors has the exclusive right to expand the size of our board of directors and to elect directors to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•
our stockholders may not act by written consent, which forces stockholder action to be taken at an annual or special meeting of stockholders;
•
a special meeting of stockholders may be called only by the chairperson of our board of directors, our chief executive officer, or a majority of our board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•
our second amended and restated certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•
our board of directors may alter certain provisions of our amended and restated bylaws without obtaining stockholder approval;
•
the approval of the holders of at least two-thirds of our Common Stock entitled to vote at an election of our board of directors is required to adopt, amend, or repeal our amended and restated bylaws or repeal the provisions of our second amended and restated certificate of incorporation regarding the election and removal of directors;
•
stockholders must provide advance notice and additional disclosures to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain voting control of our Common Stock; and
•
our board of directors is authorized to issue shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the DGCL, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Insiders have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

As of September 30, 2021, our affiliates beneficially owned approximately 23.7% of our Common Stock outstanding, representing 23.7% of the vote, and our executive officers and directors beneficially own an aggregate of approximately 2.7% of our Common Stock representing 2.7% of the vote.

As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors, amendments of our organizational documents and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of us and might affect the market price of our Common Stock. In addition, the Sponsor has two director designees on our board of directors. This could have the effect of delaying or preventing a change of control or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes.

Future resales of our Common Stock may cause the market price of our securities to drop significantly, even if our business is doing well.

Pursuant to lock-up agreements, Rule 144 of the Securities Act and our amended and restated bylaws, as of September 30, 2021, and after giving effect to the effectiveness of our Registration Statement on Form S-1 filed on October 15, 2021 and declared effective on November 2, 2021, approximately 39.4% of our Common Stock held cannot be transferred, subject to certain exceptions, until March 2, 2022, or 180 days after the closing of the Business Combination.

However, following the expiration of such transfer restrictions, these stockholders will not be restricted from selling shares of our Common Stock or other equity securities held by them, other than by applicable securities laws. As such, sales of a substantial number of shares of our Common Stock in the public market could occur at any time following the removal of these transfer restrictions. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock. Moreover, as restrictions on resale end and registration statements are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in our share price or the market price of our Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Delaware law may delay or prevent a Change in Control, and may discourage bids for our Common Stock at a premium over its market price.

We are subject to the provisions of section 203 of the Delaware General Corporation Law. These provisions prohibit large stockholders, in particular a stockholder owning 15% or more of the outstanding voting stock, from consummating a merger or combination with a corporation unless this stockholder receives board approval for the transaction or 66 2/3% of the shares of voting stock not owned by the stockholder approve the merger or transaction. These provisions of Delaware law may have the effect of delaying, deferring or preventing a Change in Control, and may discourage bids for our Common Stock at a premium over its market price.

Risks Related to Accounting and Financial Reporting

We are currently an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and to the extent we have taken advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are currently an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We will cease to be an emerging growth company upon the earliest of (i) December 31, 2025, or the end of the fiscal year following the fifth anniversary of the closing of the initial public offering of Chardan, which closed on April 28, 2020, or the Chardan IPO; (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more; (iii) the date on which we have, during the three-year period, issued more than $1.0 billion in nonconvertible debt securities; or (iv) the end of any fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements.

We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Common Stock held by non-affiliates exceeds $250 million as of the end of that fiscal year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our Common Stock held by non-affiliates exceeds $700 million as of the end of that fiscal year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Once we lose our “emerging growth company” and/or “smaller reporting company” status, we will no longer be able to take advantage of certain exemptions from reporting, and we will also be required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act. We will incur additional expenses in connection with such compliance and our management will need to devote additional time and effort to implement and comply with such requirements.

Our Private Placement Warrants, Sponsor Earnout Shares, and Earnout Shares are currently accounted for as liabilities and the changes in value of our Private Placement Warrants, Sponsor Earnout Shares and Earnout Shares could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”),” or the SEC Statement. Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the Warrant Agreement, dated as of April 23, 2020, by and between Chardan and Continental Stock Transfer & Trust Company, or the Warrant Agreement, governing Chardan’s warrants issued to the Sponsor in a private placement simultaneously with the closing of the Chardan IPO, or the Private Placement Warrants. As a result of the SEC Statement, Chardan reevaluated the accounting treatment of the Private Placement Warrants and determined to classify the Private Placement Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of September 30, 2021 are derivative liabilities related to embedded features contained within the Private Placement Warrants. In addition, the Sponsor Earnout Shares and the Earnout Shares are accounted for as derivative liabilities, with changes in fair value each period reported in earnings. Accounting Standards Codification 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Private Placement Warrants, Sponsor Earnout Shares and Earnout Shares each reporting period and that the amount of such gains or losses could be material.

Chardan identified a material weakness in its internal control over financial reporting. Although this material weakness was remediated, and we have since adopted the controls and procedures of Old Renovacor following closing of the Business Combination, those controls and procedures may not be adequate to prevent material weaknesses in the future.

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

Chardan implemented a remediation plan, described under Item 4, Controls and Procedures of our March 31, 2021 Form 10-Q filed with the SEC on May 25, 2021, to remediate the material weakness related to the historical presentation of the Private Placement Warrants but can give no assurance that the measures taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have adopted the controls and procedures of Old Renovacor following closing of the Merger, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness previously identified in Chardan's internal control over financial reporting prior to the closing of the Business Combination.

Following the issuance of the SEC Statement, Chardan’s management and audit committee concluded that it was appropriate to revise its previously issued financial statements as of and for the year ended December 31, 2020, as well as certain interim periods within 2020, on Form 10-Q filed with the SEC on May 25, 2021. See above under the heading “ —Our Private Placement Warrants, Sponsor

Earnout Shares, and Earnout Shares are currently accounted for as liabilities and the changes in value of our Private Placement Warrants, Sponsor Earnout Shares and Earnout Shares could have a material effect on our financial results.” As part of the restatement, Chardan identified a material weakness in its internal controls over financial reporting.

As a result of such material weakness, the restatement, the change in accounting for the warrants and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in Chardan's internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report on Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition and related transactions.

Risks Related to the Business Combination and Integration of Businesses

We have incurred significant transaction and transition costs in connection with the Business Combination.

We have incurred and expect to incur significant, non-recurring costs in connection with the consummation of the Business Combination and our operation as a public company. We will also incur additional costs to retain key employees. Certain transaction costs incurred in connection with that certain Agreement and Plan of Merger, dated as of March 22, 2021, by and among Chardan, Merger Sub and Renovacor, or the Merger Agreement (including the Business Combination), including all legal, accounting, consulting, investment banking and other fees, expenses and costs, were paid by us.

We will have broad discretion over the use of proceeds from the exercise of Warrants, and we may invest or spend the proceeds in ways with which investors do not agree and in ways that may not yield a return.

We will have broad discretion over the use of proceeds from the exercises, if any, of our Warrants. Investors may not agree with our decisions, and our use of the proceeds may not yield a return on investment. We intend to use these net proceeds for working capital and other general corporate purposes, which may include research and development, general and administrative matters and capital expenditures. We may also use a portion of the net proceeds for the acquisition of, or investment in, complementary companies, products, services, technologies or assets. However, we have no current understandings, commitments or agreements to enter into any such acquisitions or make any such investments. Our use of these proceeds may differ substantially from our current plans. Our failure to apply the net proceeds from the exercises of Warrants effectively could impair our ability to pursue our growth strategy or could require us to raise additional capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Concurrently with the execution of the Merger Agreement, the Company entered into Subscription Agreements with certain PIPE Investors, including Chardan Healthcare Investments, LLC, certain stockholders of Old Renovacor and certain other institutional and accredited investors, pursuant to which, on the Closing Date, and concurrently with the closing of the Business Combination, the PIPE Investors purchased an aggregate of 2,284,776 shares Common Stock, at a price of $10.00 per share, and a Pre-Funded Warrant entitling the holder thereof to purchase 715,224 shares of the Company's Common Stock at an initial purchase price of $9.99 per share underlying the Pre-Funded Warrant, for aggregate gross proceeds of approximately $30.0 million (the "PIPE Investment"). The Pre-Funded Warrant is immediately exercisable at an exercise price of $0.01 and is exercisable indefinitely, provided that the holder of the Pre-Funded Warrant is prohibited from exercising such Pre-Funded Warrant in an amount that would cause such holder’s beneficial ownership of our Common Stock to exceed 9.99%, which limitation may be increased up to 19.99% at the option of the holder from time to time.

The Company issued the securities in the PIPE Investment under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act, as a transaction not requiring registration under Section 5 of the Securities Act. The parties receiving the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution, and appropriate restrictive legends were affixed to the certificates representing the securities (or reflected in restricted book entry with the Company’s transfer agent). The parties also had adequate access, through business or other relationships, to information about the Company.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Second Amended and Restated Certificate of Incorporation, dated as of September 2, 2021 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed with the SEC on September 9, 2021).

3.2

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation, dated as of September 2, 2021 (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K, filed with the SEC on September 9, 2021).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 of the Company's Current Report on Form 8-K, filed with the SEC on September 9, 2021).
4.1	Pre-Funded Warrant, dated September 2, 2021 (incorporated by reference to Exhibit 4.3 of the Company's Form S-1, filed with the SEC on October 15, 2021).
10.1

Amendment No. 2 to Sponsored Research Agreement, dated as of August 18, 2021 and effective as of July 1, 2021, by and between the Company and Temple University—Of the Commonwealth System of Higher Education (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, filed with the SEC on September 9, 2021).

10.2†

Registration Rights Agreement, dated as of September 2, 2021, by and between the Company and certain of its stockholders (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K, filed with the SEC on September 9, 2021).

10.3#

Employment Agreement, by and between the Company and Matthew Killeen, Ph.D., dated as of August 16, 2021 and effective as of September 1, 2021 (incorporated by reference to Exhibit 10.14 of the Company's Current Report on Form 8-K, filed with the SEC on September 9, 2021).

10.4#

Letter Agreement, by and between the Company and Wendy F. DiCicco, dated as of September 3, 2021 (incorporated by reference to Exhibit 10.15 of the Company's Current Report on Form 8-K, filed with the SEC on September 9, 2021).

10.5#

First Amendment to Consulting Agreement, by and between the Company and Arthur M. Feldman, M.D., dated as of September 2, 2021 (incorporated by reference to Exhibit 10.17 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 9, 2021).

10.6#	Renovacor, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 9, 2021).
10.7#	Form of Option Award Agreement (incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 9, 2021).
10.8#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 9, 2021).
10.9#

Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.11 of the Registrant’s Current Report on Form 8-K, filed with the Securities & Exchange Commission on September 9, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

# Indicates management contract or compensatory arrangement.

^ This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 15, 2021	By:	/s/ MAGDALENE COOK
Magdalene Cook
Chief Executive Officer

Date: November 15, 2021	By:	/s/ WENDY DICICCO
Wendy DiCicco
Interim Chief Financial Officer