Form 10-K
period 2021-12-31
Renovacor, Inc.
filed 2022-03-24
CIK 1799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39271

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the NYSE American LLC on June 30, 2021 (the last business day of the registrant’s most recently completed fiscal quarter), was $85.9 million.

The number of shares of Registrant’s Common Stock outstanding as of March 15, 2022 was 17,256,042.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the year ended December 31, 2021.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents we incorporate by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included or incorporated in this Annual Report on Form 10-K regarding our strategy, future operations, clinical trials, collaborations, intellectual property, cash resources, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will, "could," “should,” "potential," "likely," "projects," "target," "continue," "will," "schedule," "would" or, in each case, their negative or other variations or comparable terminology, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may be beyond our control, and which may cause our actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements.

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

•
the extent to which COVID-19 and variants thereof, such as the delta variant, and measures taken to contain its spread ultimately impact our business, including supply chain, labor, development activities, preclinical studies, and future clinical trials;
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
•
the volatility of capital markets and other macroeconomic factors, including due to geopolitical tensions or the outbreak of hostilities or war;
•
the possibility that we may be adversely impacted by other economic, business, and/or competitive factors; and
•
other risks and uncertainties indicated in this Annual Report on Form 10-K, including those under the heading “Risk Factors” in this Annual Report on Form 10-K.

There are a number of other important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth below under Part I, Item 1A “Risk Factors” and in our other disclosures and filings with the Securities and Exchange Commission (the “SEC”). These factors and the other cautionary statements made in this Annual Report on Form 10-K and the documents we incorporate by reference should be read as being applicable to all related forward-looking statements whenever they appear in this Annual Report on Form 10-K and the documents we incorporate by reference.

In addition, any forward-looking statements represent our estimates only as of the date that this Annual Report on Form 10-K is filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. All forward-looking statements included in this Annual Report on Form 10-K are made as of the date hereof, and are expressly qualified in their entirety by this cautionary notice. We do not assume any obligation to update any forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required by law.

Summary of Risk Factors

Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found within Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. The below summary is qualified in its entirety by those more complete discussions of such risks and uncertainties. You should consider carefully the risks and uncertainties described under Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K as part of your evaluation of an investment in our common stock.

•
We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.
•
We will require additional funding in order to finance operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
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
•
There is no guarantee that the toxicology and biodistribution studies in healthy pigs and the efficacy studies in haploinsufficient mice will be successful, or that the U.S. Food and Drug Administration (the "FDA"), will not require further testing in these or other animal models.
•
As an organization, we have limited experience designing and no experience implementing clinical trials, and we have never conducted pivotal clinical trials. Failure to adequately design a trial, or incorrect assumptions about the design of the trial, could adversely affect the ability to initiate the trial, enroll patients, complete the trial, or obtain regulatory approval on the basis of the trial results, as well as lead to increased or unexpected costs.
•
We may not be able to submit our IND to commence clinical trials for our lead product candidate, REN-001 or our other product candidates on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.
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
•
We rely on licenses of intellectual property from Temple University ("Temple") and may license intellectual property from other third parties in the future, and such licenses may not provide adequate rights or may not be available in the future on commercially reasonable terms, if at all, and our licensors may be unable to obtain and maintain patent protection for the technology or products that they license to us.

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
•
Chardan identified a material weakness in its internal control over financial reporting. Although this material weakness was remediated, and we have since adopted the controls and procedures Old Renovacor following closing of the Business Combination, those controls and procedures may not be adequate to prevent material weaknesses in the future.

v

PART I

Item 1. Business.

Prior to September 2, 2021, we were known as Chardan Healthcare Acquisition 2 Corp. On September 2, 2021, we completed the Business Combination described below with Renovacor Holdings, Inc., a private company. For accounting purposes, Chardan Healthcare Acquisition 2 Corp. was deemed to be the acquired entity. Unless the context indicates otherwise, references in this section to the “Company,” “Renovacor,” “we,” “us,” “our” and similar terms refer to Renovacor, Inc. (f/k/a Chardan Healthcare Acquisition 2 Corp.) and our consolidated subsidiaries. References to “Chardan” refer to our predecessor company prior to the consummation of the Business Combination. References to “Old Renovacor” refer to Renovacor, Inc. prior to the consummation of the Business Combination and to Renovacor Holdings, Inc. (f/k/a Renovacor, Inc.), now the wholly owned subsidiary of Renovacor, upon the consummation of the Business Combination.

Overview

We are a biotechnology company focused on delivering innovative precision therapies to improve the lives of patients and families battling genetically-driven cardiovascular and mechanistically-related diseases. Our initial focus is on the treatment of BCL2-associated athanogene 3 (BAG3) mutation-associated dilated cardiomyopathy ("DCM") ("BAG3 DCM"). BAG3 DCM is a heritable rare disease that leads to early onset, rapidly progressing heart failure and significant mortality and morbidity. Our lead product candidate, REN-001, is a recombinant adeno-associated virus ("AAV") 9-based gene therapy designed to deliver a fully functional BAG3 gene to augment BAG3 protein levels in cardiomyocytes and slow or halt progression of BAG3 DCM. BAG3 is a multifunctional, 575-amino acid protein that plays vital roles in ensuring cardiomyocyte function and homeostasis by: i) regulating cardiomyocyte contraction by interacting with the β1-adrenergic receptor and the L-type Ca2+ channel; ii) maintaining structural integrity of the sarcomere; iii) regulating protein quality control; and iv) inhibiting apoptosis by interacting with Bcl-2. Reductions in the level of BAG3 have been associated with the onset of severe cardiac dysfunction and heart failure in a variety of preclinical and clinical settings.

We believe that development of a BAG3 gene replacement therapy for DCM patients who carry BAG3 gene mutations has the potential to prevent progression of DCM and associated heart failure. We believe diseases caused by monogenic defects are especially tractable targets for gene therapies. Recently approved therapies have successfully utilized AAV as a vehicle to deliver genes to patients suffering from monogenic diseases and there are many additional ongoing clinical development programs utilizing AAV-based gene therapies to address these diseases.

We believe we are the first company to apply AAV technology to patients with DCM specifically due to mutations in the BAG3 gene. REN-001 utilizes an AAV9 vector intended to deliver a healthy version of the BAG3 gene to produce functional BAG3 protein in patients with genetic mutations that cause insufficient levels of functional BAG3 protein. This approach has shown promise in multiple preclinical models, demonstrating production of functional BAG3 protein and improvement in cardiac function.

We anticipate submitting an Investigational New Drug ("IND") application in connection with our lead product candidate, REN-001, in the second half of 2022, and plan to initiate a phase I/II clinical trial of REN-001 in patients with BAG3 DCM if our IND application is accepted by the U.S. Food and Drug Administration (“FDA”).

Our Strategy

We intend to build upon our expertise in BAG3-mediated disease to develop a pipeline of BAG3-based therapies for diseases in areas of high unmet medical need associated with mutations in the BAG3 gene. Key elements of our strategy include:

•
Advancing our lead product candidate, REN-001, through IND-enabling activities, clinical trials and regulatory approval. We intend to advance the clinical development of our lead product candidate, REN-001, and, if approved by the FDA, commercialize REN-001 for the rare disease indication BAG3-associated DCM. We anticipate submission of an IND for REN-001 in the second half of 2022 and the subsequent commencement of clinical trials. We are seeking to obtain regulatory designations, such as Orphan Drug Designation and Fast Track Designation, to facilitate the development of REN-001 to help bring REN-001 to patients in an expedited manner.
•
Leveraging our deep understanding of BAG3 biology. Our vision is to develop gene therapies for BAG3-associated diseases with high unmet medical need. Our initial focus is on the treatment of BAG3 DCM, a heritable rare disease that leads to early onset, rapidly progressing heart failure and significant mortality and morbidity. Our lead product candidate, REN-001, is a recombinant AAV9-based gene therapy designed to deliver a fully functional BAG3 gene to augment BAG3 protein levels in cardiomyocytes and slow or halt progression of BAG3 DCM. We also intend to leverage our expertise in BAG3 biology to investigate the utility of BAG3 gene therapy for additional pipeline product opportunities across other potential cardiovascular and CNS indications. Our founder, Arthur M. Feldman, M.D., Ph.D., the Laura H. Carnell Professor of Medicine at the Lewis Katz School of Medicine at Temple University, is a highly regarded cardiovascular scientist and pre-eminent expert on the role of BAG3 in human disease. We intend to leverage Dr. Feldman’s expertise to advance our lead product candidate, REN-001, as well as to develop a research pipeline of additional product candidates. We believe that through our licensed intellectual property, specifically patents for BAG3 gene therapy through multiple routes of administration and in multiple indications, we have developed substantial barriers to entry.
•
Overcoming challenges of existing gene therapy approaches. We intend to utilize leading AAV technology to overcome challenges present in current gene therapy approaches. Previously conducted third-party clinical trials utilizing gene therapy techniques to treat heart disease have failed to show long term beneficial effects in patients with heart failure. We believe these failures are due to a number of possibilities, including the use of a vector that is not cardiac tropic, or ineffective delivery of the vector to the target tissue. Our therapeutic approach is designed to address these shortcomings, including through use of the AAV9, an AAV serotype with a unique ability to transduce cardiovascular cells. AAV9 has been widely characterized across numerous preclinical and clinical studies and has a well-characterized biodistribution, safety, tolerability and efficacy profile. In addition, our lead product candidate, REN-001, utilizes a local intracoronary vector delivery approach with the intended goal of improved cardiac uptake and methods to maximize dwell time in the cardiac circulation.
•
Utilizing what we believe is a superior local delivery approach with the potential to reduce total vector burden and manufacturing costs. We plan on utilizing retrograde coronary sinus infusion ("RCSI") to deliver our lead product candidate, REN-001 for BAG3-associated DCM. This method of local delivery has been shown to be effective at transducing cardiac tissue in preclinical pig models. Specifically, RCSI showed improved transduction in the heart relative to other intracoronary delivery methods. RCSI delivery is expected to allow for a lower total dose per patient relative to intravenous ("IV") delivery. Advantages of a lower total dose per patient include the potential for decreased risk of adverse events related to total vector exposure and the potential for reduced manufacturing cost.

Research and Development

Our Pipeline

In addition to our lead product candidate, REN-001, we are currently developing a pipeline of innovative and proprietary BAG3-associated gene therapies for diseases with high unmet medical need associated with mutations in the BAG3 gene and mechanistically linked to BAG3's expression and function.

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

REN-001: Our lead product candidate

Our lead product candidate, REN-001, is an AAV9 vector-based gene therapy designed to treat BAG-3 associated DCM through delivery of a human BAG3 gene to express a fully functional human BAG3 protein in transduced cells. We are currently exploring the delivery of REN-001 through RCSI and anticipate filing an IND for REN-001 in the second half of 2022.

Additional product candidates

Our preclinical strategy includes plans to advance earlier stage research programs where we believe our BAG3 gene therapy technology has the potential to provide meaningful clinical benefit for diseases in areas of high unmet medical need. These research and discovery programs include BAG3-mediated diseases associated with the cardiovascular system and the central nervous system.

Targeting High Unmet Need Cardiovascular Disease

Cardiovascular disease is the leading cause of death worldwide according to the Centers for Disease Control and Prevention. Heart Failure ("HF"), a clinical condition in which the output of blood from the heart is insufficient to meet the metabolic demands of the body, is a major contributor to cardiovascular morbidity and mortality. HF affects over 15 million people in the United States and in the European Economic Area (the "EEA"). We believe the number of people with heart failure in the United States and EEA is expected to increase in the next decade due to an aging population and increasing prevalence of risk factors for cardiovascular disease, including obesity and diabetes. Common symptoms and signs of heart failure include shortness of breath, fatigue and swelling of the ankles, feet, legs, abdomen and veins in the neck. When HF symptoms become severe, the patient is referred to as having acute decompensated HF ("ADHF"), a life-threatening event. Currently, among the approximately 6 million HF patients in the US, there are approximately one million primary HF-related hospitalizations in the United States each year. The large majority of these hospitalizations are for ADHF. Despite recent advances in HF therapy, approximately half of patients hospitalized with ADHF are readmitted within 6 months, an example of the severe unmet need for this condition.

Clinicians generally segment the HF patient population based on the contractility of the major pumping chamber of the heart, the left ventricle ("LV"). The most commonly used measure of LV contractility is ejection fraction ("EF"). HF patients with normal LV contractility (≥50%) are referred to as having HF with preserved LVEF ("HFpEF"), while those with an LVEF < 40% are referred to as having HF with reduced LVEF ("HfrEF"). A relatively small number of HF patients have an LVEF 40-49% and are described as having HF with midrange EF ("HfmrEF"). Scientific society treatment guidelines have established different treatment algorithms for the different HF patient segments.

DCM represents a segment of the HFrEF population with primary disease of the myocardium (heart muscle), and the primary cause of cardiac dysfunction in approximately 20-25% of HFrEF patients.

A familial association of DCM can be identified in 20-50% of DCM patients, with up to 40% of familial patients having an identifiable genetic cause. Mutations in the BAG3 gene are among the more common pathogenic genetic variants observed in familial DCM and these variants are highly penetrant, with approximately 80% of individuals with disease-causing genetic variants in the BAG3 gene developing DCM at > 40 years of age. We estimate that the prevalence of BAG3-associated DCM in the United States to be as many as 30,000 individuals, representing an orphan disease population. Currently, DCM patients with a BAG3 mutation are treated with the standard of care for heart failure, which include angiotensin converting enzyme inhibitors, angiotensin receptor blockers, neprilysin inhibitors, beta-adrenergic receptor antagonists, or beta-blockers, aldosterone antagonists and/or diuretics, along with certain lifestyle changes, and do not address the underlying cause of disease. Patients who meet specific parameters may also undergo placement of an implantable cardioverter defibrillator, a cardiac resynchronization device or a combination of the two. There is no current therapy directly targeting the underlying mechanism of BAG3 associated DCM, and patients diagnosed with BAG3 associated DCM appear to progress to end-stage heart failure and death more rapidly than patients with DCM not associated with BAG3 variants. For example, approximately 19% of patients with BAG3 DCM require mechanical cardiac support, heart transplant, or have HF-related death at 12 months after diagnosis, nearly twice the rate of similarly staged non-BAG3 DCM patients.

REN-001 (AAV9-BAG3): Our Lead Product Candidate

Overview

Our lead product candidate, REN-001, is an AAV9 vector-based gene therapy designed to treat BAG-3 associated DCM through delivery of a human BAG3 gene to express a fully functional human BAG3 protein in transduced cells. After transducing the cardiomyocyte, the vector translocates into the nucleus, where the capsid proteins dissociate, allowing the cell’s native expression machinery to initiate transcription of the BAG3 gene. Unlike wild-type AAVs, REN-001 lacks an S1 domain, which significantly limits the potential for the vector genome to integrate into the host chromosome. Instead, the gene has the potential to remain in the nucleus as episomal DNA.

Third-party studies have demonstrated that recombinant AAV-delivered episomal DNA persists in the nucleus of transfected non-proliferating cells for up to several years. This suggests that a single dose of REN-001 could provide prolonged BAG3 gene replacement in haploinsufficient cells transduced by the vector. Following transcription and translation of the BAG3 gene, the function of the BAG3 protein is expected to be restored, and disease progression has the potential to be halted or significantly slowed.

We are currently exploring the delivery of REN-001 through RCSI and anticipate submitting an IND for REN-001 in the second half of 2022.

The AAV9-BAG3 gene vector

The AAV9-BAG3 gene vector utilized in REN-001 is comprised of the four exons of the human BAG3 gene, two AAV2 inverted terminal repeat ("ITR"), segments, a CMV promoter, and the three AAV9 cap proteins VP1, VP2, and VP3 (Figure 1).

Figure 1: The entire AAV9-BAG3 vector genome is approximately 6,048 bases in length. Each ITR — derived from the AAV2 genome — is 143 bases, and the CMV and BAG3genes are 584 and 1,728 bases in length, respectively. The capsid is comprised of VP1, VP2, and VP3 cap proteins from the AAV9 genome.

The AAV9-BAG3 gene vector utilized in REN-001 is designed to be administered to patients through RCSI. AAV9-BAG3 is not cleared after a first pass via the mononuclear phagocyte system but rather circulates for up to multiple days, albeit at a much lower concentration relative to the concentration in the coronary circulation at the time of dosing. After transducing the cardiomyocyte, AAV9-BAG3 will translocate into the nucleus, where the capsid proteins will dissociate, allowing the cell’s native expression machinery to initiate transcription of the BAG3 gene.

Following transcription and translation of the BAG3 gene, we believe the function of the BAG3 protein will be restored, (including the maintenance of the sarcomeres, normalization of protein quality control, inhibition of programmed cell death, and improved responsiveness to adrenergic signals) and disease progression is expected to be halted or significantly slowed.

Safety considerations of AAV9-BAG3 administration

Prior gene therapy programs in and outside the cardiac space have raised safety concerns. Some BAG3-haploinsufficient patients will have already developed serum immunoglobulin G ("IgG") and neutralizing factors to the VP1, VP2, and/or VP3 cap proteins of the AAV9 serotype and will not be eligible for an AAV-related gene therapy.

It is of critical importance that safety be the primary concern of any study of gene therapy. Because pre-existing antibodies remain a significant problem in the use of gene therapy, we will screen and exclude BAG3-haploinsufficient patients from our clinical development studies and post-approval use in whom the titer of IgG antibodies exceeds an acceptable level. Furthermore, during the course of our preclinical studies, we will work with national experts to design standard protocols for treating patients who develop signs of inflammation after dosing.

Gene therapy also carries a risk of transduction into off-target tissues. One of the key benefits of adeno- associated viral vectors is their tropism for specific tissues. AAV9 was selected for REN-001 because of its tropism for cardiac tissue. Studies in mice and a pilot study in pigs demonstrate that our AAV9-BAG3 results in robust expression in the heart with little expression in the kidney, lung or liver.

A safety concern with all AAV-based gene therapy is that AAV administration could lead to the integration of the gene into the target cell’s genome. AAV vectors lacking an S1 domain transduce their genes into episomal DNA, rather than integrating into the chromosome. Because episomal DNA is not replicated during mitosis, the daughter cells will not contain the transduced genetic sequences. This is important in the context of BAG3 gene therapy. BAG3 is not oncogenic, as there is no evidence to date that shows it can cause a non-malignant cell to transform into a malignant cell. However, BAG3 has been shown to enhance migration, adhesion and insensitivity to chemotherapy when over-expressed in cancer cells. Therefore, there is a theoretical risk that a tumor will have increased metastasis if it over-expresses BAG3. We believe REN-001 mitigates this possibility by utilizing an AAV vector that lacks the S1 domain.

Across all gene therapy programs, regardless of the specificity of the vector and the promoter selected, there is at least a 0.01%-1% risk of integration as a percentage of vectors that successfully transduce and translocate into the nucleus. Due to random integration, it is unlikely that the gene will transcribe. If, however, the placement of the BAG3 gene is next to a universal enhancer, there is a chance of expression. It is also a possibility that the BAG3 gene could disrupt an otherwise healthy gene, potentially resulting in a loss-of-function mutation or other phenotypic abnormalities. Because this integration is restricted to each individual transfected cell, there is no test to identify that the event has occurred, and all patients who undergo gene therapy will require careful long-term follow-up.

Preclinical research and development for REN-001

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

Figure 2: BAG3 protein levels in cardiac tissue from failing hearts is decreased to 50% of normal levels.

BAG3 protein levels in all heart failure models we studied, as well as other research groups, show that in failing hearts there is a decrease in BAG3 protein by approximately 50% (Figure 2). Administration of REN-001 to post-MI mice led to an increase in BAG3 cardiac protein levels bringing them up to ~70% of levels seen in non-failing hearts. This increase in BAG3 protein levels resulted in a significant functional increase as measured by ejection fraction.

Additionally, we have studied the efficacy of AAV9-BAG3 treatment in a BAG3-haploinsufficient mouse model of DCM, as well as a pilot study in a pig MI model. To further characterize BAG3 biology, we have conducted numerous studies evaluating the mechanism of action of the BAG3 protein in the cardiomyocyte.

Completed preclinical studies of REN-001

REN-001 has been studied in multiple preclinical animal models of heart failure. These studies have demonstrated the ability of REN-001 to induce increased expression of BAG3 protein and to improve cardiac function.

BAG3 haploinsufficient mouse model

To test the impact of AAV9-BAG3 on left ventricle, ("LV") function, mice with haploinsufficiency of BAG3 were injected with either AAV9-BAG3 or with AAV9-GFP (control). The mice were then observed for six weeks, after which biomarkers and proteins that may impact the pathophysiology of BAG3 depletion were measured. AAV9-BAG3 was able to restore normal LV function in BAG3 haploinsufficient mice, as illustrated below (Figure 3).

Figure 3: Ejection fraction ("EF") measurements of wild-type BAG3 and GFP transduction into haploinsufficient and control mice (* p=0.04, 0.01, and 0.003 respectively at 2, 4 and 6 weeks for +/-GFP vs. +/-WtBAG3).

Post-myocardial infarction (MI) mouse model

To test the effects of retro-orbital injection of AAV9-BAG3, eight-week old male c57BL/6 mice were randomly assigned to undergo either an induction of an MI by left coronary artery ligation that led to a significant reduction in LV function or a sham procedure. Mice in each group were randomized to receive either gene therapy with BAG3 or with GFP (MI-AAV9-BAG3, n=13, MI-AAV9-GFP, n=12, Sham-AAV9-BAG3, n=12, Sham- AAV9-GFP, n=14) 1 week after surgery. Left ventricular function across study groups was assessed using echocardiography. As illustrated below, AAV9-BAG3 significantly improved LV performance when compared with the AAV9-GFP control. Furthermore, AAV9-BAG3 had no effect on LV performance in mice in the sham arm, demonstrating that BAG3 levels are precisely regulated under normal conditions (Figure 4).

Figure 4: (Left) Left ventricle ejection fraction ("LVEF") effects of a retro-orbital injection occurring at week 8 post-MI of AAV9-BAG3 to 6-8-week-old mice. (A) infarction, (B) week one echocardiography, (C) week eight AAV9 injection, (D) week 11 sacrifice. (Right) LVEF measurements for individual mice at the time of sacrifice (* p <0.0001, † p < 0.0001).

Trans-aortic constriction (TAC) mouse model

To test the effects of AAV9-BAG3 on LV function in mice with TAC, a ligature was tied over the ascending aorta of mice, with surgical consistency being assessed by constricting the aorta over a needle and then evaluating the subsequent obstruction to forward flow setting limits for the variation in trans-constriction pressures. Trans-aortic pressures were measured in all animals to ensure that there was little variation from animal to animal. The experimental paradigm included wild-type mice receiving AAV9-BAG3 or AAV9-GFP, and post-TAC mice receiving AAV9-BAG3 or AAV9-GFP. Dosing occurred at week 9 with a dose of 1x1012 vectors. Functional parameters were measured bi-weekly via echocardiography. As illustrated below, this TAC procedure resulted in lower relative levels of BAG3 expression compared to controls, and treatment with AAV9-BAG3 at 9 weeks following TAC resulted in significant improvements in functional measures of the LV (Figure 5).

Figure 5: (Left) BAG3 protein levels, normalized to Glyceraldehyde 3-phosphate dehydrogenase 7 weeks after a sham procedure or TAC (prior to AAV9 dosing). (Right) Fractional shortening percentage measurements over the course of sham or TAC surgical procedure and AAV9-BAG3 or AAV9-GFP administration. Note: y-axis does not extend to 0% (p=0.001).

Post-myocardial infarction (MI) pig model

We evaluated the MI pig model in a pilot study to evaluate the reproducibility of the infarcted phenotype in this model, the method of retrograde delivery of REN-001, and the transduction efficiency and efficacy of REN-001 in a large animal model. In order to be included in the study, pigs were required to be free of AAV neutralizing antibodies throughout the study and demonstrate a reduced LVEF post-infarction. Six infarcted Yucatan pigs were treated with a single dose of REN-001, and four were treated with vehicle, through RCSI at two weeks post-MI. The pigs were then followed for an additional six weeks before being sacrificed and assessed for BAG3 protein levels in cardiac tissue. Cardiac function was also assessed pre-MI, and at two and six weeks post-MI.

At the time of injection (two weeks post-MI), four of the six animals in the treatment group and four of the four animals in the vehicle control group had developed neutralizing antibodies. Additionally, of the two animals in the treatment group that did not develop neutralizing antibodies, one did not have a sufficient decline in LVEF post-MI to meet the study inclusion criteria. Thus, only one of the six animals in the treatment group met the study inclusion criteria. For this animal, REN-001 treatment resulted in diffuse BAG3 transgene expression in the cardiac tissue and improvement in LVEF. In the vehicle control group, one pig did not have a sufficient decline in EF to meet the study inclusion criteria, two pigs had an LVEF that continued to decline and one pig had improved LVEF at the conclusion of the study. Due to the challenges with neutralizing antibodies and the variability of the infarct procedure in these animals, we concluded that the MI pig model is not a reliable, reproducible animal model for further assessment of transduction efficiency and efficacy studies. The MI pig model is no longer being used for REN-001 efficacy studies. All further large animal studies are being conducted in normal Yucatan pigs to optimize intracoronary dosing and assess biodistribution. These conclusions do not impact the ongoing preclinical development plan for REN-001 which includes expression and efficacy studies in the BAG3 haploinsufficient mouse model coupled with a GLP toxicology and biodistribution study in normal Yucatan pigs as presented to the FDA in the Pre-IND briefing package.

AAV9-GFP delivery and transduction efficiency in normal Yucatan pigs

To compare antegrade vs. retrograde delivery of AAV9-GFP and to assess AAV transduction efficacy in cardiac tissue, eight non-infarcted Yucatan pigs were given an infusion of a single low dose AAV9-GFP (1x1013 vg, n=4), high dose AAV9-GFP (5x1013 vg, n=2) or vehicle (n=2). Within each treatment group, half of the pigs received antegrade infusion of AAV9-GFP while the other half received RCSI of AAV9-GFP. All of the pigs were assessed for AAV transduction in cardiac tissue via GFP reporter gene four weeks post-infusion.

Retrograde delivery of AAV9-GFP was more effective in transducing cardiac tissue than antegrade delivery. The 5x1013 vg dose of AAV9-GFP through RCSI resulted in clear expression of AAV9-GFP in cardiac tissue four weeks post treatment. Antegrade delivery of AAV9-GFP at the 5x1013 vg dose did not yield a similar level of expression. No expression was observed in animals treated with 1x1013 vg dose of AAV9-GFP through either delivery method four weeks post treatment.

REN-001 delivery via RCSI and transduction efficiency in normal Yucatan pigs

To evaluate the transduction efficiency of REN-001 administered via RCSI, a total of seven non-infarcted Yucatan pigs were administered REN-001 at multiple doses (n=4 for low-dose; n=2 for medium dose; n=1 for high dose). We quantified transduction as viral genomes per cardiomyocyte (CM), assuming 8 nuclei in each CM, and 18 tissue sections were analyzed per heart. As illustrated below, delivery of REN-001 via RCSI resulted in successful cardiac transduction above a key vector copy number ("VCN") threshold at doses less than 1x1013 vector genomes (vg) per kilogram (Figure 6).

Figure 6: Viral genomes per cardiomyocyte are shown as the mean (+SEM) of 18 tissue sections taken per heart (excluding values >3 standard deviations from the mean) and assume 8 nuclei in each cardiomyocyte (Velayuthan et al., J Mol Cell Cardiology, 2020); number of animals/group: low dose (n=4), medium dose (n=2) and high dose (n=1). All doses were <1x1013 vg/kg.

No safety issues were detected in this preclinical study. Results of this preclinical pilot study informed the design of our ongoing GLP toxicology and biodistribution IND-enabling study.

Ongoing preclinical studies of REN-001

We have several preclinical studies of REN-001 currently in progress to further evaluate AAV9 transduction efficiency, safety, and efficacy in mouse and pig models. These studies include a dose-ranging efficacy study, a durability of effect study, and a natural history study (including survival analysis), each in BAG3 haploinsufficient mice, which continue to progress at the Feldman laboratory at Temple pursuant to the Temple SRA, as defined below. Preliminary data from our ongoing natural history study has demonstrated an impaired survival phenotype, alongside left ventricular dilation and cardiac function decline, findings that are consistent with several hallmark characteristics of DCM seen clinically in patients. These new data have been leveraged to optimize the design of our ongoing dose-ranging study.

Additionally, our good laboratory practice (“GLP”) toxicology and biodistribution study in normal Yucatan pigs using the RCSI route of administration is ongoing and has completed dosing.

We anticipate the availability of key data from our ongoing preclinical studies to support an IND submission in the second half of 2022.

Clinical Development Plan for REN-001

We completed a Type B Pre-IND meeting with the FDA on June 16, 2020 to obtain FDA feedback on REN-001. We anticipate submitting an IND for REN-001 in the second half of 2022, and plan to initiate a phase I/II clinical trial of REN-001 in patients with BAG3-associated DCM if our IND submission is accepted by the FDA. We expect the phase I/II clinical trial will be conducted in two sequential parts consisting of dose escalation and dose expansion components. The dose escalation part will enroll cohorts of three to six subjects to identify a preferred dose and be followed by a dose expansion cohort to further explore the safety, tolerability and preliminary evidence of efficacy at the preferred dose. This will be an open label study with the goal of evaluating the safety and efficacy of REN-001. Safety and tolerability will be evaluated based on assessment of frequency and severity measures of adverse events and series of adverse events. Efficacy will be evaluated based on measures of cardiac structure and function, circulating biomarkers, and patient functional capacity and quality of life.

We will consult with the FDA following completion of the phase I/II clinical trial to determine the need for, and optimal design of, future clinical trials.

Other Target Indications

Our preclinical strategy includes plans to advance earlier stage research programs where we believe our BAG3 gene therapy technology has the potential to provide meaningful clinical benefit for diseases in areas of high unmet medical need. These research and discovery programs include BAG3-mediated diseases associated with the cardiovascular system and the central nervous system.

License and Sponsored Research Agreements

License Agreement with Temple

In August 2019, we entered into a license agreement with Temple (the “Temple License Agreement”), under which we obtained an exclusive, royalty-bearing, sublicensable, worldwide license to certain patent rights in certain inventions (the “Temple Patent Rights”), and a non-exclusive, sublicensable right to certain technical information (the “Temple Technical Information,” and together with the Temple Patent Rights, the “Temple License Rights”), related to the use of BAG3 for diagnosis, prevention or treatment of diseases in humans, including certain patents related to REN-001.

Under the Temple License Agreement, we are permitted to make, have made, use, sell, offer for sale and import certain licensed products or processes utilizing the Temple License Rights and to sublicense such rights. Temple retains the right to practice and use the Temple Patent Rights for noncommercial educational and research purposes, and also to license other nonprofit academic and research institutions to practice the Temple Patent Rights solely for noncommercial educational and research purposes.

In consideration for the rights granted to us under the Temple License Agreement, we issued an aggregate of 107,009 shares of our common stock to Temple. We also reimbursed Temple for the patent prosecution and maintenance costs incurred by Temple for the licensed patent rights prior to us entering into the license agreement, and we are responsible for all ongoing costs relating to the prosecution and maintenance of the licensed Temple Patent Rights going forward. We also agreed to pay Temple a minimum annual administrative fee of $20,000 per year beginning with the effective date of the License Agreement and continuing each annual anniversary thereafter.

Under the Temple License Agreement, we are also required to pay up to an aggregate of approximately $1.25 million upon the achievement of certain developmental, regulatory and commercial milestones for the first licensed product that achieves said milestones regardless of the number of licensed products that achieve them. In addition, we are required to pay Temple a low single-digit royalty on net sales of any product utilizing the Temple Patent Rights, up to 50% of which may be reduced by payments we make to third parties for freedom to operate.

In addition, we must also pay a percentage of all consideration based on a percentage of sublicense consideration we receive, which percentage ranges from the mid-teens to mid-twenties depending on the stage of development at the time of the sublicense agreement. The Temple License Agreement requires that we use commercially reasonable efforts to bring to market at least one licensed product during the term of the Temple License Agreement, effect its commercialization as soon as practicable and keep the licensed product reasonably available to the public.

The Temple License Agreement will remain effective until (i) the expiration date of the last-to-expire patents covered under the Temple License Agreement (currently expected to occur in 2041), (ii) the termination by Temple upon (a) an uncured breach by us, with a 60-day notification period, (b) our filing of a voluntary petition in bankruptcy or related proceeding, provided such petition is not dismissed within 90 days after the filing thereof, (c) a failure by us to meet certain milestones set forth in the Temple License Agreement, or (d) non-payment of undisputed monies due to Temple, with a 30-day notification period. Additionally, we may terminate the entire agreement or with respect to an individual patent or patent application, if desired, subject to a 90-day notification period.

Sponsored Research Agreement with Temple

We are party to a Sponsored Research Agreement with Temple, dated August 12, 2019, as amended August 27, 2019 and August 18, 2021 (the “Temple SRA”). Under the Temple SRA, Temple conducts certain preclinical development and translational research activities with respect to licensed technology and know-how, which, in the aggregate, are intended to support our IND submission for REN-001 and future clinical development. We are responsible for all subsequent clinical development and commercialization activities with respect to the licensed technology and know-how. We are currently obligated to fund a total of up to approximately $5.3 million to Temple under the Temple SRA in connection with certain research and development activities to be performed by Temple through June 30, 2024. See Note 9 of the Notes to Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

Manufacturing

Gene therapy manufacturing is a critical factor in the successful development and commercialization of novel gene medicines. We do not currently own or operate, and currently have no plans to establish, any manufacturing facilities for the production of preclinical, clinical, or commercial quantities of REN-001, or any other product candidate. We currently depend on a limited number of third-party contract development and manufacturing organizations ("CDMOs") for all of our requirements of raw materials, drug substance and drug product for our preclinical research and clinical supply of REN-001. We are not currently party to any long-term agreements with our current CDMOs. We intend to rely on CDMOs for clinical and commercial manufacturing of REN-001, as well as the clinical and commercial manufacturing of our other product candidates and any other product candidates that we may identify in the future. Although we rely on CDMOs, we have employees and third-party consultants with extensive manufacturing experience to oversee the relationships with our contract manufacturers.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We are currently developing REN-001, our AAV9-based gene therapy designed to treat BAG-3 associated DCM. There are many other companies, both public and private, that are actively engaged in discovery, development, and commercializing products and technologies that may compete with our drug candidate, REN-001, or any other drug candidate we may develop. Our products, if approved, will compete with novel therapies developed by biopharmaceutical companies, academic research institutions, governmental agencies and public and private research institutions, in addition to standard of care treatments. Our competitors compete with us on the level of the technologies employed, or on the level of development of product candidates. In addition, many small biotechnology companies have formed collaborations with large, established companies to obtain support for their research, development and commercialization of products or combine several treatment approaches to develop longer lasting or more efficacious treatments that may potentially directly compete with our current or future product candidates. We anticipate that we will continue to face increasing competition as new therapies and combinations thereof, technologies, and data emerge within the field of gene therapy and, furthermore, within the treatment of heart failure.

Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical, and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments, and the commercialization of those treatments. Accordingly, our competitors may be more successful than us in obtaining approval for treatments and achieving widespread market acceptance.

In the field of cardiomyopathy drug development, we are aware of several companies that may compete with us, including, Alnylam Pharmaceuticals, Bayer AG, BioMarin Pharmaceutical, BridgeBio Pharma, Bristol-Myers Squibb Company, Cytokinetics, DiNAQOR AG, Ionis Pharmaceuticals, Sardocor Corp., Skyline Therapeutics, Tenaya Therapeutics and Takeda Pharmaceutical Company Limited. We are also aware of other companies developing gene therapies targeting heart failure, however, to the best of our knowledge, none of these company's' programs are aimed directly at increasing BAG3 expression and we are not aware of any formally disclosed programs actively under development for BAG3 DCM. Nevertheless, these companies may compete with us in recruiting human capital and securing licenses to complementary technologies that may be critical to the success of our business. They also compete with us for potential funding from the biotechnology and pharmaceutical industries. There may be other companies pursuing therapeutic candidates from which we may face current or future competition.

Our commercial potential could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our products, which could result in our competitors establishing a strong market position before we are able to enter the market or make our development more complicated. The key competitive factors affecting the success of all of our programs are likely to be efficacy, safety, and convenience.

These competitors may also vie for a similar pool of qualified scientific and management talent, sites and patient populations for clinical trials, as well as for technologies complementary to, or necessary for, our products.

Risks related to our competitors and our competitive position are discussed in further detail in the section entitled “Risk Factors” of this Annual Report on Form 10-K.

Intellectual Property

We strive to protect our product candidates and BAG3 technology through a variety of methods, including seeking and maintaining patent rights intended to cover our BAG3 technology, its compositions, the methods of use and processes for their manufacture, and any other inventions that may be commercially important to the development of our business. We may also rely on know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. In addition, we may rely on trade secrets and know-how that may be important to the development of our business.

We are actively building our intellectual property portfolio around our product candidates and discovery programs, primarily based on our licensed intellectual property. As of March 15, 2022, we own or exclusively license a total of 39 pending patent applications of which there are 36 pending applications and one granted U.S. patent, one granted Japanese patent and one granted European patent license from Temple. In September 2021, an opposition was filed against the European patent. We responded in January 2022 rebutting all grounds of the opponent’s opposition. Of the 36 pending in-licensed patent applications, there are four U.S. utility applications, one pending U.S. provisional application and 31 pending ex-U.S. patent applications. In addition, we own one pending U.S. provisional application and jointly own two pending U.S. provisional applications with Temple. Collectively, these patent rights relate to various aspects of our BAG3 product candidates and technology. We expect to file additional patent applications in support of current and future product candidates.

The term of individual patents depends upon the laws of the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. However, the term of United States patents may be extended for delays incurred due to compliance with the FDA requirements or by delays encountered during prosecution that are caused by the U.S. Patent and Trademark Office ("USPTO"). For example, for drugs that are regulated by the FDA under the Hatch-Waxman Act, it is permitted to extend the term of a patent that covers such drug for up to five years beyond the normal expiration date of the patent. In the future, if and when our product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates. We intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the USPTO and FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. The actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. For this and more comprehensive risks related to our intellectual property, please see “Risk Factors — Risks Related to Our Intellectual Property.”

Patents and pending patent applications

Of the 39 pending patent applications, there are eight families. One application family licensed from Temple relates to the treatment of heart failure in patients with reduced BAG3 expression and reduced EF. The term of any patent that issues from these applications will expire in 2035, excluding any additional term for patent term adjustment or patent term extension, if applicable. Three application families licensed from Temple relate to the use of BAG3 for increasing cardiac contractility in patients with heart failure due to reduced EF, the treatment of ischemia/reperfusion injury, and the treatment of subpopulations of individuals with BAG3 genetic variants that cause worsening outcomes in dilated cardiomyopathy. The term of any patent that issues from applications within these families will expire in 2036, 2037 and 2039 respectively, excluding any additional term for patent term adjustment or patent term extension, if applicable.

Three other application families either co-owned with or licensed from Temple relate to treatment of additional diseases. One application family we own relates to cardiac administration of therapeutics. The term of any patent that issues from applications in these families will expire in 2042, excluding any additional term for patent term adjustment or patent term extension, if applicable.

Trademarks and pending trademark applications

We intend to file applications for trademark registrations in connection with our approved products in jurisdictions relevant to our business plans. We own registered trademarks and trademark applications in the U.S., European Union, U.K, Canada, Japan, China and Israel that are directed to our name and logo covering services provided in connection with gene therapy.

Trade secrets

We may rely on trade secret protection for our confidential and proprietary information. We take steps to protect our confidential and proprietary information as trade secrets, including through contractual means with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements under the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to its current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. In many cases our confidentiality and other agreements with consultants, outside scientific collaborators, sponsored researchers and other advisors require them to assign or grant us licenses to inventions they invent as a result of the work or services they render under such agreements or grant us an option to negotiate a license to use such inventions.

Government Regulation

In the United States, drug and biologic products are licensed by FDA for marketing under the Public Health Service Act (the "PHS Act") and regulated under the Federal Food, Drug, and Cosmetic Act (the "FDCA"). Both the FDCA and the PHS Act and their corresponding regulations govern, among other things, the testing, manufacturing, safety, purity, potency, efficacy, labeling, packaging, storage, record keeping, distribution, marketing, sales, import, export, reporting, advertising and other promotional practices involving drug and biological products. FDA clearance must be obtained before clinical testing of drug and biologic products. FDA licensure also must be obtained before marketing of drug and biological products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Development Process

The process required by the FDA before a drug or biologic product may be marketed in the United States generally involves the following:

•
completion of nonclinical laboratory tests and animal studies according to GLPs, and applicable requirements for the humane use of laboratory animals or other applicable regulations;
•
preparation of clinical trial material in accordance with GMPs;
•
submission to the FDA of an application for an IND application, which must become effective before human clinical trials may begin;
•
approval by an institutional review board ("IRB") reviewing each clinical site before each clinical trial may be initiated;
•
performance of adequate and well-controlled human clinical trials according to Good Clinical Practices ("GCPs") and any additional requirements for the protection of human research subjects and their health information, to establish the safety, purity, potency, and efficacy, of the proposed drug or biological product for its intended use;
•
submission to the FDA of a New Drug Application ("NDA") or Biologics License Application ("BLA") for marketing approval that includes substantive evidence of safety, purity, potency, and efficacy from results of nonclinical testing and clinical trials;
•
satisfactory completion of an FDA inspection prior to NDA or BLA approval of the manufacturing facility or facilities where the drug or biological product is produced to assess compliance with GMPs, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;
•
potential FDA audit of the nonclinical and clinical study sites that generated the data in support of the NDA or BLA;
•
potential FDA Advisory Committee meeting to elicit expert input on critical issues and including a vote by external committee members;
•
FDA review and approval, or licensure, of the NDA or BLA, and payment of associated user fees, when applicable; and
•
compliance with any post approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategies ("REMS") the potential requirement to conduct post approval studies.

Before testing any drug or biological product candidate in humans, the product candidate enters the preclinical testing stage. Nonclinical tests include laboratory evaluations of product chemistry, pharmacology, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the nonclinical tests must comply with federal regulations and requirements including GLPs.

The clinical study sponsor must submit the results of the nonclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some nonclinical testing typically continues after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA requests certain changes to a protocol before the trial can begin, or the FDA places the clinical trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a drug or biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA.

Clinical trials involving some products for certain diseases, including some rare diseases may begin with testing in patients with the disease. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects or their legal representatives provide informed consent. Further, each clinical trial must be reviewed and approved by an independent IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1. The drug or biological product is initially introduced into healthy human subjects and tested for safety. In the case of some products for rare diseases, the initial human testing is often conducted in patients.
•
Phase 2. The drug or biological product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
•
Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. In drugs and biologics for rare diseases where patient populations are small and there is an urgent need for treatment, Phase 3 trials might not be required if an adequate risk/benefit can be demonstrated from the Phase 2 trial.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the physical characteristics of the drug or biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with GMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHS Act emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug or biological product candidate does not undergo unacceptable deterioration over its shelf life.

Information about certain clinical trials must be submitted within specific timeframes to the NIH for public dissemination on its clinicaltrials.gov website. Sponsors or distributors of investigational products for the diagnosis, monitoring, or treatment of one or more serious diseases or conditions must also have a publicly available policy on evaluating and responding to requests for expanded access requests.

U.S. Review and Approval Processes

After the completion of clinical trials of a drug or biological product, FDA approval of an NDA or BLA must be obtained before commercial marketing of the product. The NDA or BLA must include results of product development, laboratory and animal studies, human studies, information on the manufacture and composition of the product, proposed labeling and other relevant information. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the NDA or BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

Within 60 days following submission of the application, the FDA reviews an NDA or BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any NDA or BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA or BLA. The FDA reviews the NDA or BLA to determine, among other things, whether the proposed product is safe, potent, and effective for its intended use, has an acceptable purity profile, and is being manufactured in accordance with GMPs to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the drug or biological product approval process, the FDA also will determine whether a REMS is necessary to assure the safe use of the drug or biological product. If the FDA concludes a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS; the FDA will not approve the NDA or BLA without a REMS, if required.

Before approving an NDA or BLA, the FDA may inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with GMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical trial sites to assure that the clinical trials were conducted in compliance with IND study requirements and GCP requirements. To assure GMP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the NDA or BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than the sponsor interprets the same data. If the agency decides not to approve the NDA or BLA in its present form, the FDA will issue a complete response letter that usually describes all of the specific deficiencies in the NDA or BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a drug or biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized. As a condition for approval, the FDA may also require additional nonclinical testing as a Phase 4 commitment.

One of the performance goals agreed to by the FDA under the PDUFA is to review standard NDAs or BLAs in ten months from filing and priority NDAs or BLAs in six months from filing, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs or BLAs and its review goals are subject to change from time to time. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the NDA or BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

Post-Approval Requirements

Maintaining substantial compliance with applicable federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of drug and biological products continues after approval, particularly with respect to GMP. We will rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of any products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the GMP regulations, including quality control and quality assurance and maintenance of records and documentation.

Following approval, the manufacturing facilities are subject to biennial inspections by the FDA, and such inspections may result in an issuance of FDA Form 483 deficiency observations, untitled letter, or a warning letter, which can lead to plant shutdown and other more serious penalties and fines. Prior to the institution of any manufacturing changes, a determination needs to be made whether FDA approval is required in advance. If not done in accordance with FDA expectations, the FDA may restrict supply and may take further action. Annual product reports are required to be submitted annually. Other post-approval requirements applicable to drug and biological products include reporting of GMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse events, reporting updated safety and efficacy information, and complying with electronic record and signature requirements.

We also must comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.

Drug and biological product manufacturers and other entities involved in the manufacture and distribution of approved drug and biological products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMPs and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain GMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA or BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation ("ODD") to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product. ODD must be requested before submitting a BLA. After the FDA grants ODD, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. ODD does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has ODD receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same biological product for the same indication for seven years, except in limited circumstances, such as not being able to supply the product for patients or showing clinical superiority to the product with orphan exclusivity.

Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same drug or biological product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity.

Expedited Review and Approval Programs

The FDA has various programs, including fast track designation, priority review, accelerated approval, and breakthrough therapy designation, that are intended to expedite or simplify the process for the development and FDA review of drug and biological products that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drug and biological products to patients earlier than under standard FDA review procedures. To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a drug or biological product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track NDA or BLA before the application is complete, a process known as rolling review.

The FDA may give a priority review designation, such as a rare pediatric disease designation, to drug or biological products that treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Most products that are eligible for fast track designation may also be considered appropriate to receive a priority review. In addition, drug and biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug or biological product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug or biological product receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug or biological product may be subject to accelerated withdrawal procedures.

Moreover, under the Food and Drug Administration Safety and Innovation Act enacted in 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug or biological product that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biological product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drug and biological products designated as breakthrough therapies are also eligible for accelerated approval. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decides that the time period for FDA review or approval will not be shortened. Furthermore, fast-track designation, priority review, accelerated approval and breakthrough therapy designation, do not change the standards for approval and may not ultimately expedite the development or approval process.

Biologics Price Competition and Innovation Act

The Biologics Price Competition and Innovation Act of 2009 ("BPCIA"), which was enacted as part of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 ("PPACA"), created an abbreviated approval pathway for biological products that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-licensed reference biological product via an approved BLA. Biosimilarity to an approved reference product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity is demonstrated in steps beginning with rigorous analytical studies or “fingerprinting”, in vitro studies, in vivo animal studies, and generally at least one clinical study, absent a waiver from the Secretary of Health and Human Services. The biosimilarity exercise tests the hypothesis that the investigational product and the reference product are the same. If at any point in the stepwise biosimilarity process a significant difference is observed, then the products are not biosimilar, and the development of a stand-alone NDA or BLA is necessary. In order to meet the higher hurdle of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being evaluated by the FDA. Under the BPCIA, a reference biologic is granted 12 years of exclusivity from the time of first licensure of the reference product.

Regulation Outside of the United States

In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions governing clinical studies, commercial sales, and distribution of our products. Most countries outside of the United States require that clinical trial applications be submitted to and approved by the local regulatory authority for each clinical study. In addition, whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of countries outside the U.S. before it can commence clinical studies or marketing of the product in those countries. The approval process and requirements vary from country to country, so the number and type of nonclinical, clinical, and manufacturing studies needed may differ, and the time may be longer or shorter than that required for FDA approval.

To obtain regulatory approval of an orphan drug under the EU regulatory system, we are mandated to submit a Marketing Authorization Application ("MAA") to be assessed in the Centralized Procedure. The centralized procedure, which came into operation in 1995, allows applicants to obtain a marketing authorization that is valid throughout the EU. It is compulsory for medicinal products manufactured using biotechnological processes, for orphan medicinal products and for human products containing a new active substance which was not authorized in the Community before 20 May 2004 (date of entry into force of Regulation (EC) No 726/2004) and which are intended for the treatment of AIDS, cancer, neurodegenerative disorder or diabetes. The centralized procedure is optional for any other products containing new active substances not authorized in the Community before 20 May 2004 or for products which constitute a significant therapeutic, scientific or technical innovation or for which a Community authorization is in the interests of patients at Community level. When a company wishes to place on the market a medicinal product that is eligible for the centralized procedure, it sends an application directly to the European Medicines Agency ("EMA"), to be assessed by the Committee for Medicinal Products for Human Use ("CHMP"). The CHMP is responsible for conducting the assessment of whether a medicine meets the required quality, safety and efficacy requirements, and whether the product has a positive risk/benefit/risk profile. The procedure results in a Commission decision, which is valid in all EU Member States. Centrally-authorized products may be marketed in all Member States.

Centralized Procedure: Full copies of the MAA are sent to a rapporteur and a co-rapporteur designated by the competent EMA scientific committee. They coordinate the EMA’s scientific assessment of the medicinal product and prepare draft reports. Once the draft reports are prepared (other experts might be called upon for this purpose), they are sent to the CHMP, whose comments or objections are communicated to the applicant. The rapporteur is therefore the privileged interlocutor of the applicant and continues to play this role, even after the MA has been granted.

The rapporteur and co-rapporteur then assess the applicant’s replies, submit them for discussion to the CHMP and, taking into account the conclusions of this debate, prepare a final assessment report. Once the evaluation is completed, the CHMP gives a favorable or unfavorable opinion as to whether to grant the authorization. When the opinion is favorable, it shall include the draft summary of the product’s characteristics, the package leaflet and the texts proposed for the various packaging materials. The time limit for the evaluation procedure is 210 days. The EMA then has fifteen days to forward its opinion to the Commission. This is the start of the second phase of the procedure: the decision-making process. The Agency sends to the Commission its opinion and assessment report, together with annexes containing: the SmPC ("Annex 1"); the particulars of the MAH responsible for batch release, the particulars of the manufacturer of the active substance and the conditions of the marketing authorization ("Annex 2"); and the labelling and the package leaflet ("Annex 3"). The annexes are translated into the 22 other official languages of the EU. During the decision-making process, the Commission services verify that the marketing authorization complies with Union law. The Commission has fifteen days to prepare a draft decision. The medicinal product is assigned a Community registration number, which will be placed on its packaging if the marketing authorization is granted. During this period, various Commission directorates-general are consulted on the draft marketing authorization decision.

The draft decision is then sent to the Standing Committee on Medicinal Products for Human Use (Member States have one representative each in both of these committees) for their opinions. The Centralized Procedure provides for the grant of a single marketing authorization that is valid for all EU member states.

Applications from persons or companies seeking “orphan medicinal product designation” for products they intend to develop for the diagnosis, prevention, or treatment of life-threatening or very serious conditions that affect not more than five in 10,000 persons in the EU are reviewed by the Committee for Orphan Medicinal Products ("COMP"). In addition, orphan drug designation can be granted if the drug is intended for a life threatening, seriously debilitating, or serious and chronic condition in the EU and that without incentives it is unlikely that sales of the drug in the EU would be sufficient to justify developing the drug. Orphan drug designation is only available if there is no other satisfactory method approved in the EU of diagnosing, preventing, or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients.

Orphan drug designation provides opportunities for fee reductions, protocol assistance and access to the centralized procedure before and during the first year after marketing approval. Fee reductions are not limited to the first year after marketing approval for small and medium enterprises. In addition, if a product which has an orphan drug designation subsequently receives EMA marketing approval for the indication for which it has such designation, the product is entitled to orphan market exclusivity, which means the EMA may not approve any other application to market a similar drug for the same indication for a period of ten years. The exclusivity period may be reduced to six years if the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Competitors may receive marketing approval of different drugs or biologics for the indications for which the orphan product has exclusivity. In order to do so, however, they must demonstrate that the new drugs or biologics are clinically superior over the existing orphan product. This demonstration of clinical superiority may be done at the time of initial approval or in post-approval studies, depending on the type of marketing authorization granted.

In March 2016, the EMA launched an initiative, The Priority Medicines ("PRIME") scheme, to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIME scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

The U.K. left the EU on January 31, 2020 following which, existing EU medicinal product legislation continued to apply in the U.K. during the transition period under the terms of the EU-UK Withdrawal Agreement. A transition period, which ended on December 31, 2020, maintained access to the EU single market and to the global trade deals negotiated by the EU on behalf of its members. The transition period provided time for the U.K. and EU to negotiate a framework for partnership for the future, which was then crystallized in the Trade and Cooperation Agreement ("TCA") and became effective on January 1, 2021.

From January 1, 2021, the Medicines and Healthcare products Regulatory Agency ("MHRA") will be the U.K.’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will apply in Northern Ireland than in England, Wales and Scotland (together "Great Britain", or "GB"); broadly, Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA. The MHRA has published a draft guidance on how various aspects of the U.K. regulatory regime for medicines will operate in GB and in Northern Ireland following the expiry of the Brexit transition period on December 31, 2020. The guidance includes clinical trials, marketing authorizations, importing, exporting and pharmacovigilance and is relevant to any business involved in the research, development or commercialization of medicines in the U.K. The new guidance will be given effect via the Human Medicines Regulations (Amendment etc.) (EU Exit) Regulations 2019 (the "Exit Regulations"). The U.K. regulatory regime largely mirrors that of the EU.

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, an accelerated assessment procedure and new routes of evaluation for novel products and biotechnological products. All existing E.U. MAs for centrally authorized products were automatically be converted (grandfathered) into U.K. MAs free-of-charge on January 1, 2021.

There will be no pre-marketing authorization orphan designation. Instead, the MHRA will review applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the GB market, i.e. the prevalence of the condition in GB (rather than the EU) must not be more than 5 in 10,000. Should an orphan designation be granted, the period for market exclusivity will be set from the date of first approval of the product in GB or EU/European Economic Area, wherever is earliest.

Healthcare Laws and Regulations

Sales of our product candidate, if approved, or any other future product candidate will be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we might conduct our business. The healthcare laws and regulations that may affect our ability to operate include the following:

•
The federal Anti-Kickback Statute makes it illegal for any person or entity to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is in exchange for or to induce the referral of business, including the purchase, order, lease of any good, facility, item or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value;
•
Federal false claims and false statement laws, including the federal civil False Claims Act, prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent;
•
HIPAA created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors or making any false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their implementing regulations, impose obligations on certain types of individuals and entities regarding the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information;
•
•
The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals (as well as certain other healthcare professionals beginning in 2022), or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members; and
•
The Foreign Corrupt Practices Act ("FCPA") generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our industry is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently, the SEC and Department of Justice have increased their FCPA enforcement activities with respect to pharmaceutical companies. Violations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Enforcement actions may be brought by the Department of Justice or the Securities and Exchanges Commission (“SEC”), and recent enacted legislation has expanded the SEC’s power to seek disgorgement in all FCPA cases filed in federal court and extended the statute of limitations in SEC enforcement actions in intent-based claims such as those under the FCPA from five years to ten years.

Many states have similar laws and regulations, such as anti-kickback and false claims laws that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Additionally, we may be subject to state laws that require pharmaceutical companies to comply with the federal government’s and/or pharmaceutical industry’s voluntary compliance guidelines, state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, as well as state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA. Additionally, to the extent that our products are sold in a foreign country, we may be subject to similar foreign laws.

Healthcare Reform

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system. The United States government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. In recent years, Congress has considered reductions in Medicare reimbursement levels for drugs administered by physicians. CMS, the agency that administers the Medicare and Medicaid programs, also has authority to revise reimbursement rates and to implement coverage restrictions for some drugs. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products. While Medicare regulations apply only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payors.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the Affordable Care Act (the “ACA”), substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Affordable Care Act is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms.

There have been significant ongoing efforts to modify or eliminate the Affordable Care Act. On January 20, 2017, former President Trump signed an executive order directing federal agencies to exercise existing authorities to reduce burdens associated with the ACA pending further action by Congress. In October 2017, he signed an Executive Order which directed federal agencies to modify how the ACA is implemented. The Tax Act, enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under Section 5000A of the Internal Revenue Code of 1986, as amended ("IRC"), commonly referred to as the individual mandate.

Other legislative changes have been proposed and adopted since passage of the ACA. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. Subsequent litigation extended the 2% reduction, on average, to 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), the 2% Medicare sequester reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic.

Further legislative and regulatory changes under the ACA remain possible, although the Biden Administration has signaled that it plans to build on the ACA and expand the number of people who are eligible for subsidies under it. President Biden indicated that he intends to use executive orders to undo changes to the ACA made by the former administration and would advocate for legislation to build on the ACA. It is unknown what form any such changes or any law would take, and how or whether it may affect our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

The ACA has been subject to challenges in the courts. On December 14, 2018, a Texas U.S. District Court judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit held that the individual mandate is unconstitutional and remanded the case to the Texas District Court to reconsider its earlier invalidation of the entire ACA. An appeal was taken to the Supreme Court, which heard oral arguments in the case on November 10, 2020. On June 17, 2021, the Supreme Court upheld the ACA and dismissed the case.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that additional federal, state and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.

Employees and Human Capital Resources

Our mission is to deliver innovative precision therapies to improve the lives of patients and families battling genetically-driven cardiovascular and mechanistically-related diseases. Accordingly, we are building a team who is passionate about our mission and establishing a culture where patients are at the center of all we do, with core values that connect us to each other and our stakeholders, and define who we are, what we stand for, and how we work.

As of March 15, 2022, we had 19 full-time employees, including our Chief Executive Officer, Magdalene Cook, M.D., our Chief Medical Officer, Marc Semigran, M.D., our Chief Scientific Officer, Matt Killeen, Ph.D., and 16 other individuals, 12 of whom are engaged in research and development. Of our 19 full-time employees, 11 have Ph.D. or M.D. degrees and 14 are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements, and we consider our relationship with employees to be good. We also utilize the services of several independent consultants to support our R&D and G&A operations, including our Interim CFO, Wendy DiCicco.

We are focused on effective identification, recruitment, development, and retention of, and compensation and benefits to, human resource talent, including workforce and management development, diversity and inclusion initiatives, succession planning, and corporate culture and leadership quality, which are vital to our success. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

We anticipate hiring additional employees that could result in a total of up to approximately 50 full-time employees by the end of 2022, across R&D and G&A operations.

Corporate Information

We were incorporated in Delaware in 2018 and our business address is P.O. Box 8142, Greenwich, CT 06836.

Information Available on the Internet

Our internet address is www.renovacor.com. The contents of our website are not part of this Annual Report on Form 10-K and our internet address is included in this document as an inactive textual reference. We make available free of charge through our web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. The SEC maintains an internet site at www.sec.gov containing reports, proxies and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before deciding whether to purchase any of our securities. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer. In such case, the trading price of our securities (including our common stock, par value $0.0001 per share ("Common Stock)) could decline due to any of these risks, and you may lose all or part of your investment. Unless the context indicates otherwise, references in this section to the “Company,” “Renovacor,” “we,” “us,” “our” and similar terms refer to Renovacor, Inc. (f/k/a Chardan Healthcare Acquisition 2 Corp.) and our consolidated subsidiaries. References to “Chardan” refer to our predecessor company prior to the consummation of the Business Combination. References to “Old Renovacor” refer to Renovacor, Inc. prior to the consummation of the Business Combination and to Renovacor Holdings, Inc. (f/k/a Renovacor, Inc.), now the wholly owned subsidiary of Renovacor, upon the consummation of the Business Combination.

Risks Related to Our Financial Position and Capital Requirements

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are a preclinical-stage gene therapy company with a limited operating history on which to base your investment decision. Our operations to date have been limited to organizing and staffing the company, in-licensing key intellectual property, business planning, raising capital, conducting discovery and research activities, filing and prosecuting patent applications, identifying potential product candidates and preparing to initiate and conduct clinical trials, undertaking preclinical studies, and establishing processes and arrangements with third parties for the manufacture of initial quantities of our lead product candidate and component materials necessary for our planned Phase I/II clinical trial. Our lead product candidate is still in the preclinical development phase and other planned product candidates are in the discovery and research phase. We do not expect to submit an IND for REN-001 or any other product candidate until the second half of 2022. We have not yet demonstrated our ability to successfully commence or complete a clinical trial, submit an IND, or submit a biologics license application ("BLA"), for a product candidate, obtain regulatory approval for any product candidate, manufacture a product at a commercial-scale or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any assumptions you make about our future success or viability may not be as informed as they could be if we had a longer operating history.

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.

We have incurred significant operating losses since our inception. If our product candidates are not successfully developed and approved, we may never generate any revenue. Our net losses were $14.1 million and $3.2 million for the years ended December 31, 2021 and 2020, respectively. We had an accumulated deficit of $19.0 million as of December 31, 2021. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require the expenditure of substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin realizing product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will significantly increase as we continue our development of, seek regulatory approval for and potentially commercialize any of our product candidates and seek to identify, assess, acquire, in-license or develop additional product candidates. Our prior losses, combined with expected future losses, have had and will continue to have a negative effect on our stockholders’ deficit and working capital.

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
•
establish manufacturing processes and arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials and validate clinical- and commercial-scale current good manufacturing practices ("cGMP") facilities;
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

We will require additional funding in order to finance operations. If we are unable to raise capital when needed, or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase significantly in connection with our ongoing activities, particularly as we conduct additional preclinical studies and clinical trials of, and seek regulatory and marketing approval for, our product candidates. Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. We have financed our operations primarily through private placements of our securities and the Business Combination. We intend to use the additional capital made available to us to, among other uses, fund research and development of our product candidates and development programs, including the preclinical and clinical development of our lead product candidate, REN-001, with an initial focus on patients with BAG3 DCM, as well as additional indications that may benefit from BAG3-based gene therapy. Our research and development expenses increased from $2.4 million for the year ended December 31, 2020 to $11.8 million for the year ended December 31, 2021. As of December 31, 2021, we had $78.8 million of cash and cash equivalents. Based on our current business plans, we believe this will be sufficient for us to fund our operating expenses and capital expenditure requirements into the second half of 2023.

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

As of December 31, 2021, we had approximately $18.5 million of federal net operating loss carryforwards, and approximately $20.1 million of state apportioned net operating loss carryforwards. To the extent that we continue to generate taxable losses, unused losses will carryforward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "IRC"), if a corporation undergoes an ownership change (generally defined as a greater than 50 percentage points change (by value) in our equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change net operating losses and other pre-change tax attributes to offset our post-change income may be limited. To date, we have not yet conducted a study to assess whether a "ownership change" as defined in the IRC has occurred as a result of the Business Combination or other changes in ownership since its inception. We intend to complete a Section 382 limitation study in 2022, prior to the filing of the our federal and state corporate income tax returns, and the result of such study may affect our ability to utilize our net operating loss carryforwards. In addition, we may experience ownership changes in the future, including subsequent shifts in our stock ownership, some of which are outside our control. Similar limitations will apply to our ability to carry forward any unused tax credits to offset future taxable income. Federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration. However, any such net operating loss carryforwards may only offset 80% of our annual taxable income in taxable years beginning after December 31, 2017.

Changes in tax law, in our tax rates or in exposure to additional income tax liabilities or assessments may materially and adversely affect our financial condition, results of operations and cash flows.

Changes in law and policy relating to taxes may materially and adversely affect our financial condition, results of operations and cash flows. For example, on March 27, 2020 the U.S. enacted the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, NOL carryback periods, alternative minimum tax credit refunds, modification to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property.

The U.S. also enacted the Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act") on December 22, 2017, which significantly changed the U.S. federal income taxation of U.S. corporations. The 2017 Tax Act remains unclear in many respects and has been, and may continue to be, the subject of amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and IRS, which have mitigated or increased certain adverse impacts of the 2017 Tax Act and may continue to do so in the future. In addition, it is unclear how certain of these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. We continue to examine the impact the CARES Act and the 2017 Tax Act may have on our business in future quarters. The U.S. Congress is currently considering other legislative proposals, including increasing the U.S. federal income tax rate on corporations like us, which, if enacted, could materially impact our financial condition and cash flows in the future.

The COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.

Public health crises, such as pandemics or similar outbreaks, could adversely impact our business. A novel virus, severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, which causes COVID-19 has spread to most countries across the world, including the United States. The coronavirus pandemic is evolving and has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the coronavirus impacts our operations or those of our consultants and collaborators will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the coronavirus, new strains or mutations of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

As a result of the coronavirus pandemic, or similar pandemics, we may experience disruptions that could severely impact our business, manufacturing, preclinical development activities and preclinical studies, including, but not limited to:

•
delays or disruptions in preclinical experiments and IND-enabling studies due to restrictions of on-site staff, limited or no access to animal facilities, and unforeseen circumstances at contract research organizations ("CROs"), and vendors;
•
limitations on employee or other resources that would otherwise be focused on the conduct of our preclinical work and any clinical trials we subsequently commence, including because of general labor shortages, sickness of employees or their families, the desire of employees to avoid travel or contact with large groups of people, an increased reliance on working from home, school closures, or mass transit disruptions;
•
supply chain shortages, including the availability of raw materials required in our third-party vendor’s manufacturing processes;
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
•
interruption of, or delays in receiving, supplies of our product candidates from our contract development and manufacturing organizations ("CDMOs"), due to staffing shortages, production slowdowns, or stoppages and disruptions in materials and reagents;
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

The coronavirus pandemic continues to rapidly evolve, including as a result of new variants of COVID-19, such as the delta and omicron variants. Although many countries, including the United States, have experienced declining cases and increased vaccination rates, rises in new cases have caused certain countries, states and local geographic regions to re-initiate restrictions. The extent to which the outbreak may affect our preclinical studies, clinical trials, business, financial condition, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the ultimate geographic spread of the disease, the duration of the outbreak, vaccination rates and efficacy, travel restrictions, and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures, or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. Additionally, we are unable to predict if a different pandemic could have similar or different impacts on our business, financial condition, or share price. Future developments in these and other areas present material uncertainty and risk with respect to our clinical trials, business, financial condition, and results of operations.

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

Our general business strategy may be adversely affected by such economic conditions or the presence of a volatile business environment or unpredictable and unstable market conditions, such as the economic turmoil resulting from the spread of the ongoing COVID-19 pandemic and the current conflict between Russia and Ukraine. Further, the impacts of political unrest, including as a result geopolitical tension, such as a deterioration in the relationship between the U.S. and China or escalation in conflict between Russia and Ukraine, including any additional sanctions, export controls or other restrictive actions that may be imposed by the U.S. and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in the global markets, which may have an adverse impact on our business or ability to access the capital markets. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon the development of preclinical studies and clinical trial plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

We are very early in our research and development efforts and all of our product candidates are still at the preclinical stage of development. We expect to submit an IND with respect to our lead product candidate REN-001 in the second half of 2022. Additionally, we have earlier stage programs that are in the discovery research phase and may never advance to clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

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
•
successful enrollment and completion of clinical trials, including under the FDA’s current Good Clinical Practices ("cGCPs"), and current Good Laboratory Practices ("cGLPs");
•
positive results from our future clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile of our product candidates in the intended populations;
•
receipt of marketing approvals from applicable regulatory authorities;
•
establishment of arrangements with CDMOs for clinical supply and, where applicable, commercial manufacturing capabilities;
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

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (the "ACA") includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (the "BPCIA"), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a highly similar or “biosimilar” product may not be submitted to the FDA until 12 years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. In addition, complexities associated with the larger, and often more complex, structures of biological products, such as the gene products we are developing, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

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

We may experience delays in initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our lead product candidate or any future product candidates, including:

•
regulators or institutional review boards ("IRBs"), the FDA or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•
we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•
clinical trials of any product candidates may fail to show safety or efficacy, produce negative or inconclusive results and we may decide, or regulators may require us to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;
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

There is no guarantee that ongoing or future toxicology and biodistribution studies in healthy pigs and the efficacy studies in haploinsufficient mice will be successful, or that the FDA will not require further testing in these or other animal models. There is also no guarantee that the FDA will not reverse its interpretation of the results from past studies, such as those mentioned above.

As an organization, we have limited experience designing and no experience implementing clinical trials, and we have never conducted pivotal clinical trials. Failure to adequately design a trial, or incorrect assumptions about the design of the trial, could adversely affect the ability to initiate the trial, enroll patients, complete the trial, or obtain regulatory approval on the basis of the trial results, as well as lead to increased or unexpected costs.

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

Even if we submit an IND to commence clinical trials for our lead product candidate, REN-001, or any of our other product candidates, the FDA may not allow testing and clinical trials to commence, or once commenced, there can be no guarantee that issues will not arise that delay, suspend or terminate such clinical trials.

We anticipate submitting an IND submission in connection with REN-001 in the second half of 2022, and expect our preclinical research pipeline to yield potential additional follow-on IND opportunities in cardiovascular and central nervous system ("CNS") diseases beyond that of our lead indication for BAG3 DCM. We cannot be sure that submission of an IND will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. The manufacturing of our product candidates remains an emerging and evolving field. Accordingly, we expect chemistry, manufacturing and control related topics, including product specifications, will be a focus of IND reviews, which may delay the clearance of INDs. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that the FDA will not change their requirements in the future.

We intend to study our product candidates in patient populations with significant comorbidities that may result in deaths or serious adverse events or unacceptable side effects and require us to abandon or limit our clinical development activities.

Patients we intend to treat with our product candidates may also receive angiotensin converting enzyme ("ACE") inhibitors, angiotensin receptor blockers, neprilysin inhibitors, SGLT2 inhibitors, beta-adrenergic receptor antagonists, aldosterone antagonists and/or diuretics or other medical and surgical interventions in the course of treatment of their disease, and they may therefore experience side effects or adverse events, including death, that are unrelated to our product candidates. While these side effects or adverse events may be unrelated to our product candidates, they may still affect the timeline and ultimate success of our clinical studies. The inclusion of patients that could become critically ill during our clinical studies may result in deaths or other adverse medical events due to underlying disease or to other therapies or medications that these patients may receive. Any of these events could prevent us from advancing our product candidates through clinical development and from obtaining regulatory approval, which would impair our ability to commercialize our product candidates. Any inability to advance our existing product candidates or any other product candidate through clinical development would have a material adverse effect on our business.

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

From time to time, we estimate the timing of the accomplishment of various scientific, clinical, regulatory, manufacturing and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of preclinical studies and clinical trials and the submission of regulatory filings, including IND submissions. From time to time, we may publicly announce the expected timing of some of these milestones. The achievement of all of these milestones are, and will be, based on a variety of assumptions. The actual timing for achieving these milestones can vary significantly compared to our estimates, in some cases for reasons beyond our control. We may experience numerous unforeseen events during, or as a result of, any future clinical trials that we conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates.

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
•
the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which imposes criminal liability and amends provisions on the reporting, investigations, enforcement and penalizing of civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH"), and their implementing regulations, also impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers as well as their business associates that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information;
•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the CMS information related to payments and other “transfers of value” made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments or other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants and certified nurse-midwives during the previous year;
•
the Foreign Corrupt Practices Act ("FCPA"), which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payors, including private insurers, or by the patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug and biologic manufacturers to file reports relating to pricing and marketing information or which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities; state and local laws that require the registration of pharmaceutical sales representatives; state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA; state and foreign governments that have enacted or proposed requirements regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals (including the EU General Data Protection Regulation 2016/679 (the "GDPR") and the California Consumer Protection Act (the "CCPA"), and federal and state consumer protection laws are being applied to enforce regulations related to the online collection, use, and dissemination of data, thus complicating compliance efforts.

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

The ACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. There have been significant ongoing administrative, executive and legislative efforts to modify or eliminate the ACA. For example, the Tax Act enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under Section 5000A of the IRC, commonly referred to as the individual mandate. The Trump administration issued executive orders which sought to reduce burdens associated with the ACA and modified how it was implemented. Other legislative changes have been proposed and adopted since passage of the ACA. The ACA has also been subject to challenges in the courts. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the Texas District Court to reconsider its earlier invalidation of the entire ACA. An appeal was taken to the U.S. Supreme Court (the "Supreme Court"), which heard oral arguments in the case on November 10, 2020. On June 17, 2021, the Supreme Court upheld the ACA and dismissed the case.

Further changes to and under the ACA remain possible, although the Biden administration has signaled that it plans to build on the ACA and expand the number of people who are eligible for subsidies under it. President Biden indicated that he intends to use executive orders to undo changes to the ACA made by the Trump administration and would advocate for legislation to build on the ACA. It is unknown what form any such changes or any law proposed to replace the ACA would take, and how or whether it may affect our business in the future. We expect that changes to the ACA, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug and biologic prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

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

We currently do not operate manufacturing facilities and rely, and will continue to rely, on CDMOs for the manufacture of our product candidates and related raw materials for clinical and preclinical development and expect to rely on third parties for commercial manufacture if any of our product candidates receive marketing approval. We have partnered with CDMOs for the manufacture and supply of certain of our product candidates for future clinical development, but we may partner with other third party manufacturers for supplies in future clinical development. We have not yet secured manufacturing capabilities for commercial quantities of our product candidates. The competition for gene therapy contract development, manufacturing and testing is intense and we may be unable to negotiate binding agreements with the manufacturers to support our potential commercialization activities at commercially reasonable terms. Further, even with contractual agreements in place for the production and supply of our product candidates and related raw materials for our future clinical development, there can be no assurance the CDMOs or the manufacturing facilities will meet our demands on schedule or at all.

The facilities that may in the future be used by us, third-party CDMOs or any other manufacturers with which we may collaborate must be approved by the FDA pursuant to inspections that will be conducted after we submit a BLA to the FDA. For manufacturing facilities in which we do not operate, we do not control the manufacturing process of, and are completely dependent on, CDMOs for compliance with cGMP requirements for manufacture of biologic products. If these CDMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of CDMOs to maintain adequate quality control and quality assurance. The CDMOs may also encounter problems hiring and retaining the experienced scientific, quality-control and manufacturing personnel needed to operate the required manufacturing processes, which could result in delays in production or difficulties in maintaining compliance with applicable regulatory requirements. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Our failure, or the failure of our CDMOs, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates.

Our CDMO’s failure to execute on manufacturing requirements, to do so on commercially reasonable terms and comply with cGMP could adversely affect our business in a number of ways, including:

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

Any performance failure on the part of us or our existing or future CDMOs could delay clinical development or marketing approval, and any related remedial measures may be costly or time consuming to implement. If our current CDMOs cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis, with attractive terms or at all.

Our current and anticipated future dependence upon CDMOs for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

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

CDMOs and suppliers use biological materials and may use hazardous materials, and any claims relating to improper handling, storage or disposal of these materials could be time consuming or costly.

Our CDMOs and suppliers may use hazardous materials, including potent chemicals and biological agents and compounds that could be dangerous to human health and safety or the environment. The operations of our CDMOs and suppliers also produce hazardous waste products. Federal, state and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our product development efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

Any contamination in our CDMO process, shortages of raw materials, labor or reagents or failure of any of our key suppliers to deliver necessary components of our platform could result in delays in our clinical development or marketing schedules.

Given the nature of biologics manufacturing, there is a risk of contamination. Any contamination could materially adversely affect our or our third-party vendor’s ability to produce our gene therapies on schedule and could therefore harm our results of operations and cause reputational damage.

The raw materials required in our third-party vendor’s manufacturing processes are derived from biological sources. We cannot be assured that our third-party vendors have, or will be able to obtain on commercially reasonable terms, or at all, sufficient rights to these materials derived from biological sources. Such raw materials are difficult to procure, may be difficult to substitute and may also be subject to contamination or recall. Further, COVID-19 has impacted supply chains globally, and my make it difficult for our third-party vendors to procure necessary materials in the future. A material shortage, contamination, recall, or restriction on the use of biologically derived substances in the manufacture of our product candidates could adversely impact or disrupt the clinical trials and commercial manufacturing of our product candidates, which could materially and adversely affect our operating results and development timelines.

We rely and will continue to rely on third-party suppliers for the supply and manufacture of certain components of our technology. We currently rely on a limited number of CDMOs as our suppliers of our preclinical and clinical materials for REN-001 and our other product candidates. Even if we were able to source REN-001 or our other product candidates from alternative suppliers or produce them by ourselves, such alternatives may cost more, result in lower yields or not be as suitable for our purposes. Should our ability to procure these material components from our suppliers be compromised, our ability to continuously operate would be impaired until an alternative supplier is sourced, qualified and tested, which could limit our ability to produce a clinical and commercial supply of our product candidates and harm our business.

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

We are developing a pipeline of BAG3-based therapies for diseases of high unmet medical need associated with BAG3 biology. While we believe our proposed therapeutic intervention for BAG3 DCM derived from our AAV/BAG3 gene therapy product is significantly differentiated, a number of companies are currently focused on drug development and other therapies for the treatment of heart failure. Our principal competitors in the field of cardiomyopathy include, but are not limited to, Bayer AG, BioMarin Pharmaceutical, BridgeBio, Bristol-Myers Squibb Company, Cytokinetics, DiNAQOR AG, Ionis Pharmaceuticals, Sardocor Corp., Skyline Therapeutics, Tenaya Therapeutics and Takeda Pharmaceutical Company Limited. We are also aware of several companies developing gene therapies targeting heart failure, however, to the best our knowledge, none of these competitors’ programs are aimed directly at increasing BAG3 expression and we are not aware of any formally disclosed programs actively under development for BAG3 DCM. Nevertheless, these companies may compete with us in recruiting human capital and securing licenses to complementary technologies that may be critical to the success of our business. They also compete with us for potential funding from the biotechnology and pharmaceutical industries. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Additionally, there may be other companies pursuing therapeutic candidates from which we face current or future competition.

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

Our ability to commercialize our lead product candidate, REN-001, or any of our other product candidates successfully will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. In the United States, the principal decisions about reimbursement for new therapies are typically made by Centers for Medicare and Medicaid Services, an agency within the U.S. Department of Health and Human Services ("CMS"). CMS decides whether and to what extent a new therapy will be covered and reimbursed under Medicare, and private payors tend to follow CMS determinations to a substantial degree. The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments, such as gene therapy. There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products by government and third-party payors. In particular, there is no body of established practices and precedents for reimbursement of gene therapy, and it is difficult to predict what the regulatory authority or private payor will decide with respect to reimbursement levels for novel products such as ours. Our products may not qualify for coverage or direct reimbursement, or may be subject to limited reimbursement. If reimbursement or insurance coverage is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be sufficient to allow us to establish or maintain pricing to generate income.

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

Even if we receive marketing and regulatory approval for REN-001 or any of our other product candidates, regulatory authorities may still impose significant restrictions on the indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. REN-001 and our other product candidates will also be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. The FDA has significant post-market authority, including, for example, the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate serious safety risks related to the use of a biologic. Any regulatory approvals that we receive for REN-001 or our other product candidates may also be subject to a risk evaluation and mitigation strategy ("REMS"), limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including post-approval clinical trials, and surveillance to monitor the quality, safety and efficacy of the product, all of which could lead to lower sales volume and revenue. For example, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

Although we license an issued patent in Europe and license or jointly own pending patent applications in the United States and foreign countries, we cannot be certain that the claims in these U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign countries will be considered patentable by the United States Patent and Trademark Office (the "USPTO"), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patent will not be found invalid or unenforceable if challenged.

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

We have acquired rights to the intellectual property underlying REN-001 through the license agreement (the "Temple License Agreement"), dated August 12, 2019, with Temple University of the Commonwealth System of Higher Education ("Temple"), and may in the future enter into other license agreements with third parties for other intellectual property rights or assets. We are heavily reliant on licenses to the patent rights and proprietary technology from Temple provided to us under the License Agreement, and these licenses are necessary to the development of our technology and products, including the technology related to REN-001. These and other licenses may not provide adequate rights to use such technology in all relevant fields of use. Licenses to additional third-party technology that may be required for our development programs may not be available in the future or may not be available on commercially reasonable terms, which could have a material adverse effect on our business.

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

We are aware of patents issued to REGENXBIO Inc. that claim AAV vectors that have an AAV9 capsid serotype. As such, we may need to obtain a license from REGENXBIO Inc. to develop and commercialize REN-001 and any of our other product candidates utilizing the AAV9 capsid serotype. If we commercialize any of our product candidates utilizing the AAV9 capsid serotype prior to the expiry of those patents in January 2026 without a license, it is possible that REGENXBIO Inc. could bring an action claiming infringement. If we fail to obtain a license from REGENXBIO Inc. on commercially reasonable terms, or at all, this could have a material adverse effect on our business and financial condition. Even if we are able to obtain such a license, it may be non-exclusive, thereby giving our competitors access to the same technologies or intellectual property rights licensed to us. In the event that we fail to obtain a license from REGENXBIO Inc., we may be required to expend significant time and resources to develop or license replacement technology which may be impossible or require substantial time and monetary expenditure. If we are unable to do so, we may be unable to develop and commercialize the affected product candidates, including our lead product candidate REN-001, which could materially harm our business and if we fail to obtain a license, REGENXBIO Inc. could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation which could limit our ability to generate revenue or achieve profitability. A finding of infringement could prevent us from commercializing our lead product candidate REN-001, which could harm our business, possibly prevent us from generating revenue sufficient to sustain our operations and force us to cease some of our business operations. In addition, under certain circumstances, we could be held liable for substantial monetary damages, potentially including enhanced damages and attorney fees if we are found to have willfully infringed the patent. Given our current expectation of submitting our first IND with respect to our lead product candidate REN-001 in the second half of 2022, and the anticipated timing of our expected approval pathway for our lead product candidate with the FDA, we expect that it will be at least several years, if ever, and in any event beyond January 2026, before we are able to commercialize our lead product candidate, and thus the need for a license from REGENXBIO Inc. with respect to commercialization of REN-001 is expected to be remote.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may not cover REN-001 and any of our other product candidates or may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review ("PGR"), and inter partes review ("IPR"), or other similar proceedings in the USPTO or foreign patent offices challenging our patent rights. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our predecessors and the patent examiner were unaware during prosecution. There is no assurance that all potentially relevant prior art relating to our patents and patent applications or those of our licensors has been found. There is also no assurance that there is not prior art of which we, our predecessors or licensors are aware, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications or those of our licensors, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize REN-001 and any of our other product candidates and compete directly with us, without payment to us. Such loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of REN-001 and any of our other product candidates. Such proceedings also may result in substantial costs and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Although no third party has asserted a claim of patent infringement against us as of the date of this Annual Report on Form 10-K, others may hold proprietary rights that could prevent REN-001 and any of our other product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin activities relating to REN-001 and any of our other product candidates or processes could, if successful, subject us to liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or develop REN-001 and any of our other product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign REN-001 and any of our other product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing, manufacturing and commercializing REN-001 and any of our other product candidates, which could harm our business, financial condition and operating results.

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

If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. In addition, if the breadth or strength of protection provided by our patents and patent applications or those of our licensors is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Such a loss of patent protection would have a material adverse impact on our business. In September 2021, an opposition was filed against our European patent for BAG3 as a target of heart failure. We responded in January 2022 rebutting all grounds of the opponent’s opposition. There can be no assurance such opposition will not succeed.

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

The patent positions of companies engaged in the development and commercialization of biopharmaceuticals is particularly uncertain. Two significant cases involving diagnostic method claims and “gene patents” were decided by the Supreme Court. On March 20, 2012, the Supreme Court issued a decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc. ("Prometheus"), a case involving patent claims directed to a process of measuring a metabolic product in a patient to optimize a drug dosage for the patient. According to the Supreme Court, the addition of well-understood, routine or conventional activity such as “administering” or “determining” steps was not enough to transform an otherwise patent-ineligible natural phenomenon into patent-eligible subject matter. On June 13, 2013, the Supreme Court issued its decision in Association for Molecular Pathology v. Myriad Genetics, Inc. ("Myriad"), a case involving patent claims held by Myriad relating to the breast cancer susceptibility genes BRCA1 and BRCA2. Myriad held that an isolated segment of naturally occurring DNA, such as the DNA constituting the BRCA1 and BRCA2 genes, is not patent- eligible subject matter, but that complementary DNA, which is an artificial construct that may be created from RNA transcripts of genes, may be patent-eligible.

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

Depending upon the timing, duration and specifics of FDA marketing approval of REN-001 and any of our other product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Hatch Waxman Act"). The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, we may be reliant on third party licensors and collaborators in applying for such patent term extensions and we may not be able to obtain their cooperation. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

We are highly dependent upon Magdalene Cook, M.D., our President and Chief Executive Officer, Marc Semigran, M.D., our Chief Medical Officer, and Matthew Killeen, Ph.D., our Chief Scientific Officer, as well as our senior scientists and advisors. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our planned preclinical studies and clinical trials or the commercialization of REN-001 and our other product candidates. We have executed an employment agreement with Dr. Cook, Dr. Semigran and Dr. Killeen, each of which is terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees.

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

As of March 15, 2022, we had 19 full-time employees and approximately 15 part-time consultants. As our development and commercialization plans and strategies develop, and as we continue to transition into operating as a public company, we must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

We are required to maintain internal controls over financial reporting. Commencing with our 2022 fiscal year, we must perform system and process design evaluation and testing of the effectiveness of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and expend significant management efforts. Prior to the Business Combination, we have never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner. In addition, if we identify material weaknesses in our internal control over financial reporting in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.

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

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data, such as names, mailing addresses, email addresses, phone numbers and clinical trial information. Despite our implementation of security measures, our internal computer systems, and those of our CROs, CDMOs, information technology suppliers and other contractors and consultants are vulnerable to damage from computer viruses, cyberattacks and other unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the GDPR) and may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business.

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

Risks Related to Ownership of Our Securities

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will be influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. As a newly public company, we may be slow to attract research coverage and the analysts who publish information about our common stock will have had relatively little experience with us or our business and products, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who covers us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which om turn could cause our stock price or trading volume to decline and result in the loss of all or a part of your investment in us.

If the Business Combination’s benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline. Additionally, trading prices for our securities could be highly volatile, and purchasers of our securities could incur substantial losses.

If the benefits of the Business Combination do not meet the expectations of investors, stockholders or securities analysts, the market price of our securities may decline. The market values of our securities may vary significantly from their prices on the date of this Annual Report on Form 10-K.

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

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and the NYSE American LLC (the "NYSE") have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to ours could depress our stock price regardless of our business, prospects, financial conditions or results of operations. Broad market and industry factors, including, most recently, the impact of the novel coronavirus, COVID-19, and any other global pandemics, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of our Common Stock, regardless of our actual operating performance. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

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
•
the cost of manufacturing REN-001 and our other product candidates, which may vary depending on the quantity of production and the terms of our agreements with CDMOs;
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

Our second amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against current or former directors, officers or other employees for breach of fiduciary duty, any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law ("DGCL"), our second amended and restated certificate of incorporation or our amended and restated bylaws, any action asserting a claim governed by internal affairs doctrine of the State of Delaware or any other action asserting an “internal corporate claim” (as defined in Section 115 of the DGCL), confers jurisdiction to the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware does not have subject matter jurisdiction thereof, any state court located in the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware), unless we consent in writing to the selection of an alternative forum. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our second amended and restated certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us and our directors, officers or other employees and may have the effect of discouraging lawsuits against our directors, officers and other employees. Furthermore, stockholders may be subject to increased costs to bring these claims, and the exclusive forum provision could have the effect of discouraging claims or limiting investors’ ability to bring claims in a judicial forum that they find favorable.

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

Provisions in our second amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent, a merger, acquisition or other Change in Control (as defined in the Merger Agreement) of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock, thereby depressing the market price of our Common Stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. As our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions provide, among other things, that:

•
our board of directors is divided into three classes, with each class serving staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
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

We will cease to be an emerging growth company upon the earliest of (i) December 31, 2025, or the end of the fiscal year following the fifth anniversary of the closing of the initial public offering of Chardan, which closed on April 28, 2020 (the "Chardan IPO"); (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more; (iii) the date on which we have, during the three-year period, issued more than $1.0 billion in nonconvertible debt securities; or (iv) the end of any fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the "SEC Statement"). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the Warrant Agreement, dated as of April 23, 2020, by and between Chardan and Continental Stock Transfer & Trust Company (the "Warrant Agreement"), governing Chardan’s warrants issued to the Sponsor in a private placement simultaneously with the closing of the Chardan IPO (the "Private Placement Warrants"). As a result of the SEC Statement, Chardan reevaluated the accounting treatment of the Private Placement Warrants and determined to classify the Private Placement Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of December 31, 2021 are derivative liabilities related to embedded features contained within the Private Placement Warrants. In addition, the Sponsor Earnout Shares and the Earnout Shares are accounted for as derivative liabilities, with changes in fair value each period reported in earnings. Accounting Standards Codification 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Private Placement Warrants, Sponsor Earnout Shares and Earnout Shares each reporting period and that the amount of such gains or losses could be material.

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

Chardan implemented a remediation plan, described under Item 4, Controls and Procedures of our March 31, 2021 Quarterly Report on Form 10-Q filed with the SEC on May 25, 2021, to remediate the material weakness related to the historical presentation of the Private Placement Warrants but can give no assurance that the measures taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have adopted the controls and procedures of Old Renovacor following closing of the Business Combination, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

As a result of such material weakness, the restatement, the change in accounting for the warrants and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in Chardan's internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition and related transactions.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Until the consummation of the Business Combination, we maintained our executive offices at 17 State Street, 21st Floor, New York, NY 10004. Chardan Investments 2, LLC provided this space to us free of charge. Immediately following the Business Combination we did not own or lease any facilities. All preclinical lab operations to date have been conducted at the Feldman laboratory pursuant to the Temple SRA. We plan to establish principal executive offices and lab operations in Pennington, New Jersey, and Boston, Massachusetts.

Item 3. Legal Proceedings.

From time to time, we may become involved in various legal proceedings that arise in the ordinary course of our business. We are not currently a party to any material legal proceedings and are not aware of any pending or threatened legal proceeding against us that we believe could have an adverse effect on our business, operating results or financial condition.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed under the symbol “RCOR” on the NYSE American.

Holders of Record

As of March 15, 2022, we had approximately 27 common stockholders of record registered on our books, excluding shares held through banks and brokers.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by our board of directors in light of conditions then existing, including earnings, financial condition, capital requirements and other factors.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2021.

Item 6. [Reserved]

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K; and

In addition to historical information, this discussion and analysis includes forward-looking statements that are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of this Annual Report on Form 10-K, that could cause actual results to differ materially from historical results or anticipated results.

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

Overview

We are a biotechnology company focused on delivering innovative precision therapies to improve the lives of patients and families battling genetically-driven cardiovascular and mechanistically-related diseases. Our initial focus is on the treatment of BCL2-associated athanogene 3 (BAG3) mutation-associated dilated cardiomyopathy ("DCM") ("BAG3 DCM"). BAG3 DCM is a heritable rare disease that leads to early onset, rapidly progressing heart failure and significant mortality and morbidity. Our lead product candidate, REN-001, is a recombinant adeno-associated virus ("AAV") 9-based gene therapy designed to deliver a fully functional BAG3 gene to augment BAG3 protein levels in cardiomyocytes and slow or halt progression of BAG3 DCM.

We believe that development of a BAG3 gene replacement therapy for DCM patients who carry BAG3 gene mutations has the potential to prevent progression of DCM and heart failure. Diseases caused by monogenic defects are especially tractable targets for gene therapies. Recently approved therapies have successfully utilized AAV as a vehicle to deliver genes to patients suffering from these diseases and there are many additional ongoing clinical development programs utilizing AAV-based gene therapies to address monogenic diseases.

We believe we are the first company to apply AAV technology to patients with DCM specifically due to mutations in the BAG3 gene. REN-001 utilizes an AAV9 vector intended to deliver a healthy version of the BAG3 gene to produce functional BAG3 protein in patients with genetic mutations that cause insufficient levels of functional BAG3 protein. This approach has shown promise in multiple preclinical models, demonstrating production of functional BAG3 protein and improvement in cardiac function.

We anticipate submitting an Investigational New Drug ("IND") application in connection with our lead product candidate, REN-001, in the second half of 2022, and plan to initiate a phase I/II clinical trial of REN-001 in patients with BAG3 DCM following IND application acceptance by the U.S. Food and Drug Administration (“FDA”).

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

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Chardan was treated as the “acquired” company and Old Renovacor is treated as the acquirer for financial reporting purposes as more fully explained in Note 3 of the accompanying notes to the condensed consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

Prior to the Business Combination, we were a special purpose acquisition company, formed for the purpose of acquiring, through a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization, or other similar business transaction, one or more operating businesses or entities, and prior to consummation of the Business Combination, our operating activities consisted of our formation, initial public offering and costs associated with the Business Combination. The intended strategy of the combined company will continue to focus on Old Renovacor’s core product/service offerings related to precision medicine treatments for genetically-driven cardiovascular and mechanistically-related diseases, as more fully described below.

On September 2, 2021, our common stock, par value $0.0001 per share ("Common Stock") and our warrants originally issued in our initial public offering, began trading on the NYSE American LLC ("NYSE") under the ticker symbols “RCOR” and “RCOR.WS,” respectively.

COVID-19

We continue to monitor the potential impact of the novel coronavirus disease ("COVID-19") pandemic, including variants thereof such as the delta and omicron variants, on our business and financial statements. To date, we have not experienced material business disruptions. We are following, and will continue to follow, recommendations from the U.S. Centers for Disease Control and Prevention as well as federal, state, and local governments regarding working-from-home practices for non-essential employees. For example, the COVID-19 outbreak in Pennsylvania resulted in a temporary reduction in workforce presence at the Temple research facility, including the Feldman laboratory, located in Philadelphia, at which we operate. While the Feldman laboratory is currently operating at normal capacity, we cannot be certain that the Temple facility or the Feldman laboratory will not be closed in the future, or experience labor shortages, as a result of the COVID-19 outbreak. Accordingly, the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including expenses and manufacturing, preclinical and clinical trials and research and development costs, will depend on future developments that are highly uncertain at this time.

Results of Operations

Years Ended December 31, 2021 and 2020

Overview

During the year ended December 31, 2021, our loss from operations totaled $18.6 million, a 477% increase, compared to a loss from operations of $3.2 million for the year ended December 31, 2020. Research and development expenses comprise the majority of our total operating expenses, as shown in the table below.

	Year Ended
	December 31,
($ in thousands)	2021	2020	$ Change	% Change
Operating expenses:
Research and development	$11,757	$2,425	$9,332	385%
General and administrative	6,872	805	6,067	754%
Total operating expenses	$18,629	$3,230	$15,399	477%
Loss from operations	$(18,629)	$(3,230)	$(15,399)	477%

Research and Development Expenses

Research and development expenses consist of costs incurred for our research activities, including our discovery efforts, and the development of our programs. These expenses include:

•
employee-related expenses, including salaries, payroll taxes, related benefits and stock-based compensation expense for employees engaged in research and development functions;
•
expenses incurred in connection with the preclinical development of our product candidates and the development of research programs, including under agreements with third parties, such as consultants, contractors, preclinical laboratories, licensors, CDMOs, and CROs; and
•
laboratory supplies and research materials.

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

Our direct external research and development expenses consist of costs that include fees, reimbursed materials, and other costs paid to consultants, contractors, CDMOs and other research organizations in connection with our preclinical activities. We do not allocate employee costs, costs associated with our discovery efforts, laboratory supplies, facilities expenses, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple programs and, as such, are not separately classified.

In the table below, research and development expenses are set forth in the following categories: (i) compensation and related benefits and (ii) other external research and development costs.

	Year Ended
	December 31,
($ in thousands)	2021	2020	$ Change	% Change
Compensation and related benefits	$3,322	$125	$3,197	2558%
Other external research and development costs	8,435	2,300	6,135	267%
Total research and development expenses	$11,757	$2,425	$9,332	385%

Total research and development expenses were $11.8 million for the year ended December 31, 2021, a 385% increase compared to total research and development expenses of $2.4 million for the year ended December 31, 2020. The increase during year ended December 31, 2021, as compared to 2020, was primarily due to increases in (i) compensation-related costs associated with the hiring of key personnel, (ii) drug supply costs associated with our preclinical activities, including IND-enabling studies and preparation for potential clinical trials, and (iii) external costs associated with the execution of ongoing preclinical studies as we prepare for an IND submission for REN-001, which is anticipated in the second half of 2022, and related clinical activities.

Substantially all research and development expenses incurred by us to date relate to the discovery and preclinical development of REN-001.

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

	Year Ended
	December 31,
($ in thousands)	2021	2020	$ Change	% Change
Compensation and related benefits	$2,146	$234	$1,912	817%
Professional and consulting fees	2,825	473	2,352	497%
Merger-related transaction costs	616	—	616	100%
Other administrative costs	1,285	98	1,187	1211%
Total general and administrative expenses	$6,872	$805	$6,067	754%

Total general and administrative expenses were $6.9 million for the year ended December 31, 2021, a 754% increase compared to total general administrative expenses of $0.8 million for the year ended December 31, 2020. The increase during the 2021 period was primarily due to increases in (i) compensation-related costs associated with the hiring of key personnel, (ii) professional and consulting fees due to increases in patent-related legal costs and fees incurred with investor/public relations and financial advisory firms, (iii) merger-related costs, including legal and accounting fees, incurred in connection with the Business Combination which were allocated to warrant and share earnout liabilities, and (iv) other costs related to additional spending as a result of our growth and operating as a publicly-traded company.

Interest Expense

During the year ended December 31, 2021, we recorded interest expense of approximately $0.1 million representing interest paid and amortization of debt discounts (e.g., issuance costs and embedded derivative) related to our convertible note issued in July 2021, which was converted into shares of our common stock in September 2021 upon closing of the Business Combination.

Change in Fair Value of Derivative Liability

During the year ended December 31, 2021, we recorded a change in fair value of derivative liability, representing a non-cash derivative revaluation gain of approximately $0.1 million, related to the derecognition of the derivative liability associated with certain embedded features in the Note Purchase Agreement (as defined herein) which were required to be bifurcated and accounted for separately as derivative financial instrument, due to the conversion of the Convertible Promissory Note (as defined herein) upon closing of the Business Combination.

Change in Fair Value of Warrant Liability

During the year ended December 31, 2021, we recorded a change in the fair value of warrant liability, representing a non-cash warrant revaluation gain of approximately $2.2 million, related to our liability-classified Private Placement Warrants, as more fully described in Note 10 of the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. Due to the nature of and inputs in the model used to assess the fair value of our outstanding Private Placement Warrants, it is not abnormal to experience significant fluctuations during each remeasurement period. These fluctuations may be due to a variety of factors, including changes in our stock price and changes in estimated stock price volatility over the remaining life of the warrants. Changes in the fair value of the warrant liability and resulting warrant revaluation gain for the year ended December 31, 2021 was driven primarily by the decrease in our stock price as of December 31, 2021, compared to our stock price as of the September 2, 2021 issuance date.

Change in Fair Value of Share Earnout Liability

During the year ended December 31, 2021, we recorded a change in fair value of share earnout liability, representing a non-cash share earnout revaluation gain of approximately $2.4 million, related to our liability-classified Earnout Shares, as more fully described in Note 3 of the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. Due to the nature of and inputs in the model used to assess the fair value of the outstanding Earnout Shares, it is not abnormal to experience significant fluctuations during each remeasurement period. These fluctuations may be due to a variety of factors, including changes in our stock price and changes in estimated stock price volatility over the remaining life of the warrants. Changes in the fair value of the share earnout liability and resulting share earnout revaluation gain for the year ended December 31, 2021 was driven primarily by the decrease in our stock price as of December 31, 2021, compared to our stock price as of the September 2, 2021 issuance date.

Net Loss Applicable to Common Stockholders

As a result of the factors discussed above, our net loss applicable to common stockholders for the years ended December 31, 2021 and 2020 was $14.1 million and $3.2 million, respectively.

Financial Condition, Liquidity and Capital Resources

Financial Condition

As of December 31, 2021, we had an accumulated deficit of $19.0 million. To date, we have not generated any revenues.

Since our inception, we have focused substantially all of our resources on organizing and staffing the company, in-licensing key intellectual property, business planning, raising capital, conducting research and development activities, filing and prosecuting patent applications, and engaging in other preclinical activities. We do not have any products approved for sale and have not generated any revenue from product sales or from any other sources. To date, we have funded our operations with proceeds from the Business Combination and the PIPE Investment (as defined herein), sales of convertible preferred stock, and a convertible note. Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue, and in particular to generate product revenue sufficient to achieve profitability, will depend on the successful development and eventual commercialization of one or more of our product candidates.

Liquidity and Capital Resources

Overview

We require cash to fund our operating expenses and to make capital expenditures. Historically, we have funded our cash requirements primarily through the sale of preferred stock, common stock, pre-funded warrants, common stock warrants and a convertible note. As of December 31, 2021 we had $78.8 million of cash.

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

Funding Requirements

We believe that, based on our current operating plan, our existing cash on hand as of December 31, 2021 will enable us to fund our operations into the second half of 2023. Specifically, we believe our available funds will be sufficient to enable us to perform the following:

•
complete IND-enabling studies for our REN-001 AAV-based gene therapy program and submit an IND for REN-001;
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

Our net losses were $14.1 million and $3.2 million for the years ended December 31, 2021 and 2020, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our expenses and capital expenditures to increase substantially in connection with our ongoing activities, particularly if and as we:

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

Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. Additionally, we may receive up to an aggregate of approximately $89.8 million from the exercise of our warrants outstanding as of December 31, 2021, assuming the exercise in full of such warrants for cash. See Note 10 of the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional details on our outstanding warrants. However, certain warrants may be exercised on a cashless basis and our warrants may never be exercised. If we fail to raise capital or enter into such agreements or arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates. The timing and amount of our funding requirements will depend on many factors, including:

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
•
the volatility of capital markets and other macroeconomic factors, including due to geopolitical tensions or the outbreak of hostilities or war; and
•
the impact of the novel coronavirus disease, COVID-19, to global economy and capital markets, and to our supply chain, business and our financial results.

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

Cash Flows

The following table provides a summary of the primary sources and uses of cash for the periods presented:

	Year Ended December 31,
(In thousands)	2021	2020
Net cash provided by (used in):
Net cash used in operating activities	$(15,560)	$(3,412)
Net cash used in investing activities	(20)	—
Net cash provided by financing activities	88,986	6,635
Net increase in cash	$73,406	$3,223

Operating Activities. The net cash used in operating activities for each period presented consists primarily of net loss adjusted for non-cash charges and changes in components of working capital. The increase in cash used in operating activities for the year ended December 31, 2021, as compared to 2020, was primarily due to significant increases in expenditures and corresponding cash outflows related to our REN-001 development program, including payments to consultants and contract research and manufacturing organizations, as we prepare for our potential clinical activities for REN-001.

Financing Activities. Net cash provided by financing activities primarily consisted of the following amounts received in connection with the following transactions:

•
for the year ended December 31, 2021, $2.4 million in net proceeds from the issuance of the Convertible Promissory Note and $86.5 million in net proceeds related to the Merger, which was accounted for as a reverse recapitalization. See Note 3 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
•
for the year ended December 31, 2020, $6.6 million in net proceeds from the issuance of Old Renovacor Series A Preferred Stock, which was converted into common stock upon closing of the Business Combination.

Investing Activities. Net cash used in investing activities during the year ended December 31, 2021 was nominal and related to equipment purchases. There was no cash used in or provided by investing activities during the year ended December 31, 2020.

Contractual Obligations and Commitments

Temple License Agreement and SRA

In August 2019, we entered into both the Temple License Agreement and Temple SRA, as further discussed within Note 9 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Pursuant to the Temple License Agreement, we are responsible for all the ongoing costs relating to the prosecution and maintenance of the licensed Temple Patent Rights going forward. We also agreed to pay Temple a minimum annual administrative fee of $20,000 per year beginning with the effective date of the License Agreement and continuing each annual anniversary thereafter.

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

As it relates to the Temple SRA, which was amended effective as of August 12, 2019, August 27, 2019 and July 1, 2021, Temple will conduct certain preclinical activities through June 2024, unless terminated sooner or extended by mutual written consent, for which we will be obligated to fund approximately $5.3 million through June 30, 2024, of which approximately $1.4 million has been funded and/or incurred since inception of the Temple SRA through December 31, 2021.

Other

We enter into contracts in the normal course of business with CDMOs, CROs, and other third parties for preclinical study activities. These contracts do not contain minimum purchase commitments and are cancelable by us upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non- cancelable obligations of our service providers, up to the date of cancellation.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments which are affected by the application of our accounting policies

Management bases its estimates and judgments on historical experience and on various other factors that are believed to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

While our significant accounting policies are described in more detail in Note 2 of the accompanying notes to the consolidated financial statements contained in this Annual Report on Form 10-K, not all of these significant policies, however, fit the definition of critical accounting policies and estimates. We believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements:

Research and Development Prepayments, Accruals and Related Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued and prepaid expenses for research and development activities performed by third parties, including CROs and clinical investigators. These estimates are made as of the reporting date of the work completed over the life of the individual study in accordance with agreements established with CROs and clinical trial sites. Some CROs invoice us on a monthly basis, while others invoice upon achievement of milestones and the expense is recorded as services are rendered. We determine the estimates of research and development activities incurred at the end of each reporting period through discussion with internal personnel and outside service providers as to the progress or stage of completion of trials or services, as of the end of each reporting period, pursuant to contracts with clinical trial centers and CROs and the agreed upon fee to be paid for such services. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Clinical trial site costs related to patient enrollments are recorded as patients are entered into the trial.

Warrant Liabilities and Related Change in Fair Values (Gains / Losses)

We utilize a Black-Scholes model to value our outstanding Private Placement Warrants at each reporting period, with changes in fair value recognized in the consolidated statements of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in an options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. We estimate the expected volatility of our common stock based on historical volatility of a peer group, considering the expected remaining life of the Private Placement Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the valuation date for a maturity similar to the expected remaining life of the Private Placement Warrants. The expected life of the Private Placement Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which we anticipate to remain at zero. Due to the nature of and inputs in the model used to assess the fair value of the warrants, it is not abnormal to experience significant fluctuations during each remeasurement period.

Share Earnout Liabilities and Related Change in Fair Values (Gains / Losses)

We utilize a Monte Carlo simulation to value our outstanding Earnout Shares. We selected this model as we believe it is reflective of all significant assumptions that market participants would likely consider in negotiating the transfer of the Earnout Shares. Such assumptions include, among other inputs, expected stock price volatility, risk-free rates, and change in control assumptions. We estimate probability of a change in control based on both market data for the biotechnology industry and managements own assessment. We estimate the expected volatility of our common stock based on historical volatility of a peer group, considering the remaining term of the Earnout Shares. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the valuation date for a maturity similar to the expected remaining life of the Earnout Shares. The expected life of the Earnout Shares is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which we anticipate to remain at zero. Due to the nature of and inputs in the model used to assess the fair value of the Earnout Shares, it is not abnormal to experience significant fluctuations during each remeasurement period.

Additionally, see Note 3 of the accompanying notes to the consolidated financial statements contained in this Annual Report on Form 10-K for information pertaining to accounting for the Business Combination.

New Accounting Pronouncements

New accounting pronouncements are discussed in Note 2 in the notes to the consolidated financial statements in this Annual Report on Form 10-K.

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (1) are no longer an emerging growth company, or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year following the fifth anniversary of the closing of the initial public offering of Chardan, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2021, all material assets and liabilities are in U.S. dollars, which is our functional currency.

Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency rates and changes in the market value of equity instruments. As of December 31, 2021, we had a cash and cash equivalents balance of $78.8 million, consisting of non-interest-bearing deposits and money market funds denominated in U.S. Dollars. We do not believe we are currently exposed to any material market risk. However, changes to our investment portfolio and operations may be subject us to certain risks with respect to fluctuations in interest rates and foreign currency exchange rates in the future. Additionally, inflation could adversely affect the Company’s business, financial condition, or results of operations in the future by increasing our cost of labor and clinical trial costs.

Item 8. Financial Statements and Supplementary Data.

All financial statements required to be filed hereunder are filed as listed under Item 15(a) of this Annual Report on Form 10-K and are incorporated herein by this reference.

There have been no retrospective changes to our statements of operations for any of the quarters within the two years in the period ended December 31, 2021.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2021, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

a)
Managements Annual Report on Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the reverse acquisition and the date of management’s assessment of internal control over financial reporting (see Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations). As discussed elsewhere in this Annual Report on Form 10-K, we completed the Business Combination on September 2, 2021 pursuant to which we acquired Old Renovacor. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date, as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. As a result, management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting as of December 31, 2021.

b)
Attestation Report of the Registered Public Accounting Firm

Not Applicable.

c)
Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
(1) Financial Statements.
(2)
We are not filing any financial statement schedules as part of this Annual Report on Form 10-K because they are not applicable or the required information is included in the financial statements or notes thereto.
(3)
The list of Exhibits filed as part of this Annual Report on Form 10-K is set forth on the Exhibit Index below.
(b)
The list of Exhibits filed as part of this Annual Report on Form 10-K is set forth on the Exhibit Index below.
(c)
None.

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of March 22, 2021, by and among Chardan Healthcare Acquisition 2 Corp., CHAQ2 Merger Sub, Inc., and Renovacor, Inc. (incorporated by reference to Annex A to the Schedule 14A, filed with the SEC on August 5, 2021).

2.2

Sponsor Support Agreement, dated as of March 22, 2021, by and among Chardan Healthcare Acquisition 2 Corp., Chardan Investments 2, LLC, and Renovacor, Inc. (incorporated by reference to Annex E to the Schedule 14A, filed with the SEC on August 5, 2021).

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
4.1

Warrant Agreement, dated April 23, 2020, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A, filed with the SEC on April 29, 2020)

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1/A, filed on April 16, 2020).
4.3	Pre-Funded Warrant, dated September 2, 2021 (incorporated by reference to Exhibit 4.3 of the Company's Form S-1, filed with the SEC on October 15, 2021).
4.4

Registration Rights Agreement, dated as of September 2, 2021, by and between the Company and certain of its stockholders (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K, filed with the SEC on September 9, 2021).

4.5*	Description of the Renovacor, Inc. Securities Registered Under Section 12 of the Securities Exchange Act of 1934.
10.1†

License Agreement, dated as of August 12, 2019, by and between the Company and Temple University – Of the Commonwealth System of Higher Education (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the SEC on September 9, 2021).

10.2†

Sponsored Research Agreement, dated as of August 12, 2019, by and between the Company and Temple University – Of the Commonwealth System of Higher Education (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed with the SEC on September 9, 2021).

10.3†

Amendment No. 1 to Sponsored Research Agreement, dated as of August 27, 2019, by and between the Company and Temple University – Of the Commonwealth System of Higher Education (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, filed with the SEC on September 9, 2021).

10.4†

Amendment No. 2 to Sponsored Research Agreement, dated as of August 18, 2021 and effective as of July 1, 2021, by and between the Company and Temple University – Of the Commonwealth System of Higher Education (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, filed with the SEC on September 9, 2021).

10.5

Form of Subscription Agreement, dated as of March 22, 2021, by and between the Company and the PIPE Investors (incorporated by reference to Annex D to the Schedule 14A, filed with the SEC on August 5, 2021).

10.6	Form of Lock-Up Agreement (incorporated by reference to Annex G to the Schedule 14A, filed with the SEC on August 5, 2021).
10.7#	Renovacor, Inc. 2018 Stock Option and Grant Plan (incorporated by reference to Exhibit 99.2 of the Company's Form S-8, filed with the SEC on November 12, 2021).
10.8#

Amendment 2019-1 to Renovacor, Inc. 2018 Stock Option and Grant Plan, dated as of August 12, 2019 (incorporated by reference to Exhibit 99.2 of the Company's Form S-8, filed with the SEC on November 12, 2021).

10.9#	Renovacor, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K, filed with the SEC on September 9, 2021).
10.10#	Form of Option Award Agreement (incorporated by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K, filed with the SEC on September 9, 2021).
10.11#*	Form of Earnout Restricted Stock Award Under the 2021 Omnibus Incentive Plan.
10.12#*	Form of Restricted Stock Award Under the 2021 Omnibus Incentive Plan.
10.13#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 of the Company's Current Report on Form 8-K, filed with the SEC on September 9, 2021).
10.14#	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.11 of the Company's Current Report on Form 8-K, filed with the SEC on September 9, 2021).

10.15#

Amended and Restated Employment Agreement, by and between the Company and Magdalene Cook, M.D., dated as of May 17, 2021 and effective as of September 2, 2021 (incorporated by reference to Exhibit 10.12 of the Company's Current Report on Form 8-K, filed with the SEC on September 9, 2021).

10.16#

Employment Agreement, by and between the Company and Mark Semigran, M.D., dated as of May 5, 2021 and effective as of June 2, 2021 (incorporated by reference to Exhibit 10.13 of the Company's Current Report on Form 8-K, filed with the SEC on September 9, 2021).

10.17#

Employment Agreement, by and between the Company and Matthew Killeen, Ph.D., dated as of August 16, 2021 and effective as of September 1, 2021 (incorporated by reference to Exhibit 10.14 of the Company's Current Report on Form 8-K, filed with the SEC on September 9, 2021).

10.18#

Letter Agreement, by and between the Company and Wendy F. DiCicco, dated as of September 3, 2021 (incorporated by reference to Exhibit 10.15 of the Company's Current Report on Form 8-K, filed with the SEC on September 9, 2021).

10.19#

Consulting Agreement, by and between the Company and Arthur M. Feldman, M.D., dated as of August 12, 2019 (incorporated by reference to Exhibit 10.16 of the Company's Current Report on Form 8-K, filed with the SEC on September 9, 2021).

10.20#

Amendment to Consulting Agreement, by and between the Company and Arthur M. Feldman, M.D., dated as of September 2, 2021 (incorporated by reference to Exhibit 10.17 of the Company's Current Report on Form 8-K, filed with the SEC on September 9, 2021).

21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†

Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Commission upon its request.

#	Indicates management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Renovacor, Inc.

Date: March 24, 2022	By:	/s/ MAGDALENE COOK, M.D.
Magdalene Cook, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ MAGDALENE COOK, M.D.	President, Chief Executive Officer and Chairperson (Principal Executive Officer)	March 24, 2022
Magdalene Cook, M.D.

/s/ WENDY DICICCO	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2022
Wendy DiCicco

/s/ GBOLA AMUSA, M.D.	Director	March 24, 2022
Gbola Amusa, M.D.

/s/ EDWARD J. BENZ, JR., M.D.	Director	March 24, 2022
Edward J. Benz, Jr., M.D.

/s/ GREGORY F. COVINO	Director	March 24, 2022
Gregory F. Covino

/s/ JONAS GROSSMAN	Director	March 24, 2022
Jonas Grossman

/s/ JOAN LAU, PH.D.	Director	March 24, 2022
Joan Lau, Ph.D.

/s/ THOMAS NEEDHAM	Director	March 24, 2022
Thomas Needham

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Renovacor, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Renovacor, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2021.

Philadelphia, Pennsylvania

March 24, 2022

RENOVACOR, INC.

Consolidated Balance Sheets

as of December 31, 2021 and 2020

	December 31,	December 31,
(In thousands, except share and per share amounts)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$78,790	$5,384
Prepaid expenses	1,763	107
Total current assets	80,553	5,491
Property and equipment, net	379	1
Other	67	—
Total assets	$80,999	$5,492

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,536	$137
Accrued expenses	2,498	57
Total current liabilities	4,034	194
Warrant liability	11,165	—
Share earnout liability (includes 500,000 shares of Common stock, $0.0001 par value per share, subject to forfeiture, issued and outstanding at December 31, 2021 - Note 3)	12,256	—
Total liabilities	27,455	194

Commitments and contingencies (Note 8)

Stockholders’ equity:*
Preferred stock, $0.0001 par value per share; 1,000,000 shares authorized; none issued or outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 16,756,042 and 6,274,566 shares issued and outstanding at December 31, 2021 and 2020, respectively	2	1
Additional paid-in capital	72,540	10,194
Accumulated deficit	(18,998)	(4,897)
Total stockholders’ equity	53,544	5,298
Total liabilities and stockholders’ equity	$80,999	$5,492

* Reflects effect of retroactive application of reverse recapitalization (Note 3).

The accompanying notes are an integral part of these consolidated financial statements.

RENOVACOR, INC.

Consolidated Statements of Operations

for the Years ended December 31, 2021 and 2020

	Year Ended
	December 31,
(In thousands, except share and per share amounts)	2021	2020
Operating expenses:
Research and development	$11,757	$2,425
General and administrative	6,872	805
Loss from operations	(18,629)	(3,230)
Other income (expense):
Interest income (expense), net	(146)	—
Change in fair value of derivative liability	80	—
Change in fair value of warrant liability	2,240	—
Change in fair value of share earnout liability	2,354	—
Net Loss	$(14,101)	$(3,230)

Net loss per share - basic and diluted	$(1.41)	$(0.83)
Weighted-average number of common shares used in computing net loss per share applicable to common stockholders - basic and diluted	9,976,240	3,883,316

The accompanying notes are an integral part of these consolidated financial statements.

RENOVACOR, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

for the Years ended December 31, 2021 and 2020

					Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-in-	Accumulated	Stockholders'
(In thousands, except share amounts)	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2019 (as previously reported)	934,803	$3,439	1,933,988	$—	$95	$(1,667)	$(1,572)
Retroactive application of reverse recapitalization (Note 3)	(934,803)	(3,439)	1,384,468	—	3,439	—	3,439
Balance, December 31, 2019, effect of Merger (Note 3)	—	$—	3,318,456	$—	$3,534	$(1,667)	$1,867
Issuance of Series A Preferred	—	—	2,938,864	1	6,634	—	6,635
Issuance of restricted common stock	—	—	9,121	—	—	—	—
Vesting of restricted common stock	—	—	—	—	18	—	18
Issuance of common stock in exchange for license rights	—	—	8,125	—	4	—	4
Stock-based compensation	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	(3,230)	(3,230)
Balance, December 31, 2020	—	$—	6,274,566	$1	$10,194	$(4,897)	$5,298
Issuance of restricted common stock	—	—	30,495	—	—	—	—
Effect of Merger and recapitalization (refer to Note 3)	—	—	8,166,205	1	31,269	—	31,270
Common stock and pre-funded warrants issued pursuant to PIPE financing	—	—	2,284,776	—	29,704	—	29,704
Stock-based compensation	—	—	—	—	1,373	—	1,373
Net loss	—	—	—	—	—	(14,101)	(14,101)
Balance, December 31, 2021	—	$—	16,756,042	$2	$72,540	$(18,998)	$53,544

The accompanying notes are an integral part of these consolidated financial statements.

RENOVACOR, INC.

Consolidated Statements of Cash Flows

for the Years ended December 31, 2021 and 2020

	Year Ended December 31,
(In thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,101)	$(3,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,373	4
Shares issued in connection with license agreement	—	4
Gain on change in fair value of derivative liability	(80)	—
Gain on change in fair value of warrant liability	(2,240)	—
Gain on change in fair value of share earnout liability	(2,354)	—
Amortization of debt discount	136	—
Depreciation expense	2	1
Change in assets and liabilities:
Prepaid expenses	(1,656)	(8)
Other assets	(67)	—
Accounts payable	1,346	(219)
Accrued expenses	2,081	36
Net cash used in operating activities	(15,560)	(3,412)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(20)	—
Net cash used in investing activities	(20)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	—	6,635
Proceeds from issuance of convertible promissory note, net of issuance costs	2,445	—
Effect of Merger, net of transaction costs (Note 3)	86,541	—
Net cash provided by financing activities	88,986	6,635
Net increase in cash and cash equivalents	73,406	3,223
Cash and cash equivalents at beginning of period	5,384	2,161
Cash and cash equivalents at end of period	$78,790	$5,384

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Merger costs allocated to equity included in accounts payable	$53	$—
Property and equipment in accrued expenses	$360	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFO:
Cash paid during the period for interest	$12	$—

The accompanying notes are an integral part of these consolidated financial statements.

RENOVACOR, INC.

Notes to Consolidated Financial Statements

Note 1. Business and Organization

Renovacor, Inc. (the “Company,” or “Renovacor”) (f/k/a Chardan Healthcare Acquisition 2 Corp. ("Chardan")), a Delaware corporation, is a biotechnology company focused on delivering innovative precision therapies to improve the lives of patients and families battling genetically-driven cardiovascular and mechanistically-related diseases. The Company’s initial focus is on the treatment of BCL2-associated athanogene 3 (BAG3) mutation-associated dilated cardiomyopathy ("DCM") ("BAG3 DCM"). BAG3 DCM is a heritable rare disease that leads to early onset, rapidly progressing heart failure and significant mortality and morbidity. The Company’s lead product candidate, REN-001, is a recombinant adeno-associated virus ("AAV") 9-based gene therapy designed to deliver a fully functional BAG3 gene to augment BAG3 protein levels in cardiomyocytes and slow or halt progression of BAG3 DCM.

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

Liquidity Considerations

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date these financial statements are issued. As of December 31, 2021, the Company had an accumulated deficit of $19.0 million and a cash and cash equivalents balance of $78.8 million. The Company has incurred losses and negative cash flows from operations since inception, including net losses of $14.1 million for the year ended December 31, 2021. The Company expects to continue to incur substantial operating losses and negative cash flows for the foreseeable future and will require additional capital as it continues to advance REN-001 and/or any future product candidates through development.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management currently anticipates that the Company’s balance of cash and cash equivalents, as of December 31, 2021, is sufficient to enable the Company to continue as a going concern through the one-year period subsequent to the filing date of this Annual Report on Form 10-K. Management’s operating plan, which underlies the analysis of the Company’s ability to continue as a going concern, involves the estimation of the amount and timing of future cash inflows and outflows. Actual results could vary from the operating plan.

The Company has and will continue to evaluate available alternatives to extend its operations beyond this date, which include financing its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. However, the Company may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If the Company fails to raise capital or enter into such agreements or arrangements as, and when, needed, it may have to significantly delay, scale back or discontinue the development and commercialization of one or more of its product candidates.

RENOVACOR, INC.

Notes to Consolidated Financial Statements — Continued

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Reverse Recapitalization

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, the Company is treated as the “acquired” company and Old Renovacor is treated as the acquirer for financial reporting purposes. As a result, the consolidated assets, liabilities and results of operations prior to the Business Combination are those of Old Renovacor. Additionally, the shares and corresponding capital amounts and losses per share, prior to the Business Combination, have been retroactively restated based on shares reflecting the applicable exchange ratio resulting from the Common Per Share Merger Consideration and/or the Preferred Per Share Merger Consideration (each as defined by the Merger Agreement). For additional information on the Business Combination and the resulting exchange ratio, see Note 3, Merger and Recapitalization, to these consolidated financial statements.

Emerging Growth Company Status

The Company is an "emerging growth company," as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Under the JOBS Act, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expense, and related disclosures. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. Estimates relied upon in preparing these financial statements relate to, but are not limited to, the fair value of financial instruments, stock-based compensation assumptions and accrued expenses (including accrued and prepaid research and development costs). Actual results may differ from these estimates under different assumptions or conditions.

RENOVACOR, INC.

Notes to Consolidated Financial Statements — Continued

Segment Information

Operating segments are defined as components of an enterprise in which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assessing performance. The Company views its operations and manages its business as one operating segment, which is the business of developing innovative precision therapies for genetically-driven cardiovascular and mechanistically-related diseases.

Concentration of Credit Risk

Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash primarily held at one financial institution, which, at times, may exceed federally insured limits, and cash equivalents consisting of investments in money market funds managed by a variety of financial institutions. The Company's credit risk is managed by investing in only highly rated money market instruments. As a result, no significant additional credit risk is believed by management to be inherent in the Company’s assets and the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on such accounts.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be “cash equivalents.” Cash and cash equivalents at December 31, 2021 consisted of cash and money market funds.

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

Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets. Equipment and other long-lived assets are depreciated over three to five years. The Company's property and equipment as of December 31, 2021 is comprised of lab equipment. When an asset is disposed of, the associated cost and accumulated depreciation is removed from the related accounts on the Company's balance sheet with any resulting gain or loss included in the Company's condensed consolidated statement of operations.

Financial Instruments

The fair value of the Company’s financial instruments is determined and disclosed in accordance with the three-tier fair value hierarchy specified in Note 4, Fair Value Measurements. The Company is required to disclose the estimated fair values of its financial instruments. As of December 31, 2021, the Company’s financial instruments consisted of cash equivalents and warrant and share earnout liabilities. No such financial instruments existed as of December 31, 2020. As of December 31, 2021, the Company did not have any other derivatives, hedging instruments or other similar financial instruments.

Warrant Liability

The Company accounts for stock warrants as either equity instruments, liabilities or derivative liabilities in accordance with ASC Topic 480, Distinguishing Liabilities from Equity ("ASC 480") and/or ASC Topic 815, Derivatives and Hedging ("ASC 815"), depending on the specific terms of the warrant agreement. Liability-classified warrants are recorded at their estimated fair values at each reporting period until they are exercised, terminated, reclassified or otherwise settled. Changes in the estimated fair value of liability-classified warrants are recorded in Change in Fair Value of Warrant Liability in the Company’s consolidated statements of operations. Equity-classified warrants are recorded within additional paid-in capital at the time of issuance and not subject to remeasurement.

RENOVACOR, INC.

Notes to Consolidated Financial Statements — Continued

Share Earnout Liability

The Company accounts for share earnout arrangements that represent equity-linked instruments as either liabilities or equity instruments in accordance with ASC 815, unless such arrangements are within the scope of ASC Topic 718, Compensation–Stock Compensation ("ASC 718"), depending on the specific terms of the contract. Contracts classified as liabilities are recorded at their estimated fair values at each reporting period until they are no longer outstanding. Changes in the estimated fair value of liability-classified share earnout arrangements are recorded in Change in Fair Value of Share Earnout Liability in the Company’s consolidated statements of operations.

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

In connection with the closing of the Merger, the total principal of $2.5 million converted automatically into shares of the Company’s common stock, at a price per share equal to $10.00. All accrued and unpaid interest was cash settled following the Closing Date. At inception of the Note Purchase Agreement and issuance of the Convertible Promissory Note thereunder, it was determined that certain of the embedded features met the definition of an embedded derivative liability (e.g., contingent redemption features), that was required to be bifurcated from the host instrument (recorded as a debt discount) and measured at fair value. Upon conversion of the Convertible Promissory Note on the Closing Date, the Company reclassified the net carrying value of the Convertible Promissory Note to additional paid-in capital. The Company also derecognized the derivative liability on the Closing Date, resulting in a gain on change in fair value of derivative liability of approximately $0.1 million recorded in the consolidated statement of operations for the year ended December 31, 2021.

Research and Development Expense

The Company expenses research and development expenses as incurred. The Company’s research and development expenses consist primarily of personnel-related expenses such as salaries, stock-based compensation, and benefits, and external costs of outside vendors engaged to conduct preclinical development activities, including manufacturing of preclinical and clinical drug supply. The Company accrues for expenses related to development activities performed by third parties based on an evaluation of services received and efforts expended pursuant to the terms of the contractual arrangements. There may be instances in which payments made to the Company’s vendors will exceed the level of services provided and result in a prepayment of expenses. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual or prepaid expense accordingly.

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

RENOVACOR, INC.

Notes to Consolidated Financial Statements — Continued

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the use of the asset and liability method of accounting for income taxes. The current or deferred tax consequences of a transaction are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable currently or in future years. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities and expected future tax consequences of events that have been included in the financial statements or tax returns using enacted tax rates in effect for the year in which the differences are expected to reverse. Under this method, a valuation allowance is used to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. Management annually evaluates the recoverability of deferred taxes and the adequacy of the valuation allowance (see Note 12).

The Company follows the provisions of ASC 740 relative to accounting for uncertain tax positions. These provisions provide guidance on the recognition, de-recognition and measurement of potential tax benefits associated with tax positions.

Net Loss per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period, which includes shares of common stock underlying the Pre-funded Warrant (as defined herein), as such warrant is exercisable, in whole or in part, for nominal cash consideration with no expiration date. Shares of common stock outstanding but subject to forfeiture and cancellation by the Company (e.g., Sponsor Earnout Shares – see Note 3) are excluded from the weighted-average shares until the period in which such shares are no longer subject to forfeiture. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, Public Warrants and Private Placement Warrants, and Sponsor Earnout Shares and Old Renovacor Earnout Shares (each as defined herein), which would result in the issuance of incremental shares of common stock, unless their effect would be anti-dilutive. See Note 14 for additional details.

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

Accounting Pronouncements Recently Adopted

In August 2020, the FASB issued Accounting Standards Update ("ASU") No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"). This ASU simplifies the accounting for certain convertible instruments. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2021, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2020. The Company adopted this standard effective January 1, 2021, and there was no material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 (amended by ASU 2019-10 and ASU 2020-05) is effective for non-public entities for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. A modified retrospective transition approach is required at the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company does not expect the adoption of this standard, effective January 1, 2022, to have a material impact on the Company’s consolidated financial statements as of the adoption date. However, should the Company enter into material operating leases in the future, such as real estate leases for corporate headquarters and other office and lab space, the Company anticipates an increase in assets and liabilities due to the recognition of the required right-of use asset and corresponding lease liability for such lease obligations.

RENOVACOR, INC.

Notes to Consolidated Financial Statements — Continued

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

The shares and corresponding capital amounts and loss per share related to Old Renovacor Common Stock prior to the Business Combination Transaction have been retroactively restated to reflect the Common Per Share Merger Consideration and the Preferred Per Share Merger Consideration, as applicable.

Holders of Old Renovacor Capital Stock are entitled to receive up to an additional 1,922,816 shares of the Company’s common stock (the “Old Renovacor Earnout Shares”) as follows:

•
576,845 Old Renovacor Earnout Shares, in the aggregate, if at any time during the period beginning on the date of the Closing (the “Closing Date”) and ending on December 31, 2023 (the “First Earnout Period”), the volume-weighted average price ("VWAP") (as defined in the Merger Agreement) of the Company’s common stock over any twenty (20) Trading Days (as defined in the Merger Agreement) (which may or may not be consecutive) within any thirty (30) consecutive Trading Day period is greater than or equal to $17.50 per share of the Company’s common stock (the “First Milestone”).

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

RENOVACOR, INC.

Notes to Consolidated Financial Statements — Continued

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

Each holder of Old Renovacor's Capital Stock was entitled to such holder’s aggregate Per Share Earnout Consideration (as defined in the Merger Agreement) in respect of such shares of Old Renovacor's Capital Stock as described above. In addition, at the Effective Time, holders of Old Renovacor Options received the right to be granted an Earnout RSU Award (as defined in the Merger Agreement) in respect of such holder’s Old Renovacor Options, which entitle such holder to an aggregate number of shares of the Company's common stock equal to the aggregate Per Share Earnout Consideration in respect of the shares of Old Renovacor Capital Stock underlying such Old Renovacor Options, if any, subject to the satisfaction of the applicable vesting conditions with respect to the Exchanged Options issued in respect of such Renovacor Options at the Closing. See Note 11 for further details.

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

The Old Renovacor Earnout Shares and Sponsor Earnout Shares (collectively, the "Earnout Shares") are summarized, as set forth in the table below:

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

RENOVACOR, INC.

Notes to Consolidated Financial Statements — Continued

The following table reconciles the elements of the Merger to the Consolidated Statement of Cash Flows for the year ended December 31, 2021:

Recapitalization
Cash – CHAQ trust and cash, net of redemptions	65,127
Cash – PIPE financing	29,993
Less: CHAQ and Old Renovacor transaction costs paid	(6,079)
Less: Settlement of convertible note at closing	(2,500)
Effect of Merger, net of redemptions and transaction costs	86,541

The following table reconciles the elements of the Merger to the Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the year ended December 31, 2021:

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
(2)
Includes 500,000 shares of common stock being held in escrow and subject to vesting or forfeiture based on satisfaction of the Earnout Milestones set forth in the Sponsor Support Agreement. Such shares are liability classified and included in the Share earnout liability as of December 31, 2021.

See Note 10 – Stockholders’ Equity for additional details of the Company’s capital stock.

RENOVACOR, INC.

Notes to Consolidated Financial Statements — Continued

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 and 3 during the year ended December 31, 2021.

The table below presents the liabilities measured and recorded in the financial statements at fair value on a recurring basis at December 31, 2021 categorized by the level of inputs used in the valuation of each asset and liability.

	December 31, 2021
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents – money market funds	$77,792	$77,792	$—	$—
Total assets	$77,792	$77,792	$—	$—
Liabilities
Warrant liability	$11,165	$—	$—	$11,165
Share earnout liability	12,256	—	—	12,256
Total liabilities	$23,421	$—	$—	$23,421

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

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

Warrant Liability and Earnout Share Liability

The reconciliation of the Company's warrant and earnout share liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Warrant	Earnout Share
(In thousands)	Liability	Liability
Balance, December 31, 2020	$—	$—
Assumed warrants due to Merger (1)	13,405	—
Issuance of earn-out shares (1)	—	14,610
Change in the fair value of liability	(2,240)	(2,354)
Balance, December 31, 2021	$11,165	$12,256

(1)
Represents fair value on the Closing Date.

RENOVACOR, INC.

Notes to Consolidated Financial Statements — Continued

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

The fair value of the Private Placement Warrants has been estimated with the following assumptions:

	December 31,	September 2,
	2021	2021
Stock price	$7.70	$8.41
Strike price	$11.50	$11.50
Expected volatility	75.0%	75.0%
Risk-free interest rate	1.01%	0.54%
Expected dividend yield	—	—
Expected life (years)	3.31	3.64
Fair value per warrant	$3.19	$3.83

Assumptions Used in Determining Fair Value of Liability-Classified Earnout Shares

The Company utilizes a Monte Carlo simulation to value the Earnout Shares. The Company selected this model as it believes it is reflective of all significant assumptions that market participants would likely consider in negotiating the transfer of the Earnout Shares. Such assumptions include, among other inputs, expected stock price volatility, risk-free rates, and change in control assumptions. The Company estimates probability of a change in control based on both market data for the biotechnology industry and management's own assessment. The Company estimates the expected volatility of its common stock based on historical volatility of a peer group, considering the remaining term of the Earnout Shares. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the valuation date for a maturity similar to the expected remaining life of the Earnout Shares. The expected life of the Earnout Shares is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The fair value of the Earnout Shares has been estimated with the following assumptions:

	December 31,	September 2,
	2021	2021
Stock price	$7.70	$8.41
Probability of Change in Control	7.5%	7.5%
Expected volatility	75.0%	75.0%
Risk-free interest rate	1.35%	0.97%
Expected dividend yield	—	—
Expected life (years)	6.00	6.33
Fair value per share	$5.06	$6.03

RENOVACOR, INC.

Notes to Consolidated Financial Statements — Continued

Note 5. Property and Equipment

Property and equipment, net, consisted of the following:

	December 31,
($ in thousands)	2021	2020
Laboratory equipment	$380	$3
Less: accumulated amortization	(1)	(2)
Property and equipment, net	$379	$1

Depreciation and amortization expense on property and equipment was less than $0.1 million for each of the years ended December 31, 2021 and 2020. Total non-cash property additions was $0.3 million for the year ended December 31, 2021. There were no impairment-related charges were recognized during the years ended December 31, 2021 and 2020.

Note 6. Prepaid Expenses

Prepaid expenses consisted of the following:

	December 31,
($ in thousands)	2021	2020
Research and development costs	$209	$90
Insurance	1,369	15
Other	185	2
Total prepaid expenses	$1,763	$107

Note 7. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
($ in thousands)	2021	2020
Employee compensation and benefits	$1,282	$35
External research and development expenses	409	22
Property and equipment	360	—
Professional fees	347	—
Other	100	—
Total accrued expenses	$2,498	$57

RENOVACOR, INC.

Notes to Consolidated Financial Statements — Continued

Note 8. Commitments and Contingencies

Legal Proceedings

The Company is not currently subject to any material legal proceedings.

Sponsored Research Agreement

The Company is committed to funding the Temple SRA as further described in Note 9.

Employee Benefit Plan

Effective May 2021, the Company adopted an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, the Company matches 100% of employees’ contributions up to 4% of annual compensation contributed by each employee, subject to Internal Revenue Code limitations. Less than $1.0 million of 401(k) benefits were charged to operating expenses for the year ended December 31, 2021.

Note 9. License and Sponsored Research Agreements

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

Upon execution of the Temple License Agreement in 2019, Old Renovacor issued to Temple 97,879 shares of Old Renovacor Common Stock on the effective date of the transaction and agreed to issue Temple an additional 9,130 shares of Old Renovacor Common Stock upon the closing date of the second tranche of the Series A Convertible Preferred Stock, which occurred in November 2020. The Company also reimbursed Temple for the prosecution and maintenance costs incurred by Temple for the licensed patent rights prior to the Company entering into the License Agreement, and the Company is responsible for all the ongoing costs relating to the prosecution and maintenance of the Temple patent rights licensed to the Company going forward. The Company also agreed to pay Temple a minimum annual administrative fee of $20,000 per year beginning with the effective date of the Temple License Agreement and continuing each annual anniversary thereafter. Further, as required by Section 12.2 of the License Agreement, the Company was required to pay, and recorded to research and development expense during the third quarter of 2021, an assignment fee of $100,000 to Temple following closing of the Merger related to the assignment of the License Agreement from Old Renovacor to the Company.

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

RENOVACOR, INC.

Notes to Consolidated Financial Statements — Continued

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

As it relates to the Temple SRA, prior to the amendment entered into in August 2021 and effective as of July 1, 2021, Temple was to conduct certain preclinical activities for a three-year period, unless terminated sooner or extended by mutual written consent, for which the Company was obligated to fund approximately $0.9 million over the three-year initial term of the Temple SRA. The Temple SRA was further amended effective as of July 1, 2021 (the “2021 Amendment”) to, among other things, revise the period of performance, scope of work, and the budget. Following the 2021 Amendment, the Company is obligated to fund a total of approximately $5.3 million to Temple through June 30, 2024 pursuant to the Temple SRA, of which approximately $1.4 million has been funded and/or incurred since inception of the Temple SRA through December 31, 2021.

During the years ended December 31, 2021 and 2020, the Company recorded research and development expenses of approximately $0.9 million and $0.3 million, respectively, related to the Temple SRA.

Note 10. Stockholder’s Equity

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

RENOVACOR, INC.

Notes to Consolidated Financial Statements — Continued

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

RENOVACOR, INC.

Notes to Consolidated Financial Statements — Continued

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

The Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. The Company classifies the Private Placement Warrants as derivative liabilities in its consolidated balance sheet. The Company measures the fair value of the warrants at the end of each reporting period and recognizes changes in the fair value from the prior period in the Company’s operating results for the current period. Refer to Note 4 for discussion of fair value measurement of the warrant liabilities.

The following table summarizes outstanding warrants to purchase shares of the Company’s common stock as of December 31, 2021 and 2020:

	Number of Shares
	December 31,		Weighted-Average
	2021	2020	Exercise Price	Expiration Date
Liability-classified Warrants
April 2020 Private Placement Warrants	3,500,000	—	$11.50	4/23/2025
	3,500,000	—
Equity-classified Warrants
April 2020 Public Warrants (1)	8,622,644	—	$11.50	9/2/2026
September 2021 Pre-Funded Warrants (2)	715,224	—	$0.01	—
	9,337,868	—
Total outstanding	12,837,868	—

(1)
Public Warrants assumed in the Merger. Each warrant share is exercisable for one-half share of common stock, provided, however, each warrant must be exercised in multiples of two.
(2)
Pre-Funded Warrant issued in connection with PIPE Investment (Note 3). Each warrant share is exercisable indefinitely for one share of common stock.

Capital Stock Reserves

As of December 31, 2021, the Company reserved the following shares of common stock for future issuance:

Amount
Shares issuable upon exercise of pre-funded warrants outstanding	715,224
Shares issuable upon exercise of warrants outstanding	7,811,322
Shares issuable upon issuance of contingent consideration (Earnout Shares and Earnout RSUs)	1,995,362
Shares issuable upon exercise of outstanding stock options	1,376,937
Shares reserved for future issuance under 2021 Incentive Plan	1,240,537
Total	13,139,382

RENOVACOR, INC.

Notes to Consolidated Financial Statements — Continued

Note 11. Stock-based Compensation

Equity Incentive Plans

As of December 31, 2021, the only equity compensation plan from which the Company may currently issue new awards is the Company’s 2021 Omnibus Incentive Plan (the “2021 Plan”), as more fully described below.

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

Upon the closing of the Merger, the outstanding and unexercised Old Renovacor Options became options to purchase an aggregate 194,926 shares of the Company’s common stock at an average exercise price of $5.66 per share. The Company accounted for the Exchanged Options as a modification of the existing options. Incremental compensation costs, measured as the excess, if any, of the fair value of the modified options over the fair value of the original options immediately before its terms are modified, is measured based on the fair value of the underlying shares and other pertinent factors at the modification date. The impact of the option modifications was de minimis.

2021 Omnibus Incentive Plan

At the Effective Time, the Company adopted the 2021 Plan which permits the granting of incentive stock options, non-qualified options, stock appreciation rights, restricted stock, restricted stock units ("RSUs") and other stock-based awards, and performance awards to employees, directors, and non-employee consultants and/or advisors. As of December 31, 2021, 2,229,407 shares of Common Stock are authorized for issuance pursuant to awards under the 2021 Plan. The pool of available shares will be automatically increased on the first day of each calendar year, beginning January 1, 2022 and ending January 1, 2031, by an amount equal to the lesser of (i) 4% of the outstanding shares of our Common Stock determined on a fully-diluted basis as of the immediately preceding December 31 and (ii) such smaller number of shares as determined by the Company's board of directors.

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

RENOVACOR, INC.

Notes to Consolidated Financial Statements — Continued

As of December 31, 2021, options exercisable for 1,182,011 shares of commons stock and 72,546 Earnout RSUs have been granted, and 974,850 shares of common stock remain available for future issuance, under the 2021 Plan. After giving effect to the automatic increase in the pool of available shares effective January 1, 2021, 1,754,246 shares of common stock remain available for future issuance, under the 2021 Plan.

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

The Company classifies stock-based compensation expense in the statement of operations in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified. Total stock-based compensation expense attributable to stock-based payments made to employees, consultants and directors included in operating expenses in the Company's consolidated statements of operations for the years ended December 31, 2021 and 2020 was as follows:

	Year Ended
	December 31,
($ in thousands)	2021	2020
Research and development	$1,027	$3
General and administrative	346	1
Total stock-based compensation expense	$1,373	$4

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

RENOVACOR, INC.

Notes to Consolidated Financial Statements — Continued

Prior to the Business Combination, the grant date fair value of the shares of Old Renovacor common stock was determined by the Old Renovacor's board of directors with the assistance of management using valuation methodologies which utilize certain assumptions including probability weighting of events, volatility, time to liquidation, a risk-free interest rate, and an assumption for a discount for lack of marketability. In determining the fair value of the shares of Old Renovacor's common stock, the methodologies used to estimate the enterprise value were performed using methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Subsequent to the Business Combination, the Company utilizes the price of its publicly-traded common stock on the grant date to determine the grant date fair value of awards.

The fair value of each option award at the date of grant was estimated using the Black-Scholes option pricing model. All options granted during the years ended December 31, 2021 and 2020 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant.

The following table provides the weighted-average assumptions used in determining the fair value of option awards to purchase 1,303,810 and 37,531 shares of common stock issued during the years ended December 31, 2021 and 2020, respectively:

	Year Ended
	December 31,
	2021	2020
Expected volatility	77.3%	69.4%
Risk-free Interest Rate	1.00%	1.46%
Expected dividend yield	—	—
Expected term (years)	5.98	6.08

The weighted average fair value of the options granted during the years ended December 31, 2021 and 2020 was $5.32 and $0.28 per share, respectively.

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2021:

($ in thousands, except share and per share data)	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020 (as previously reported)	82,179	$0.25	8.4	$12
Retroactive application of reverse recapitalization (Note 3)	(9,052)	0.04
Outstanding at December 31, 2020, effect of Merger	73,127	$0.29
Granted	1,303,810	8.02
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2021 (1)	1,376,937	$7.61	9.5	$676
Exercisable at December 31, 2021	148,636	$6.59	7.9	$444

_____________________________________

(1)
Includes both vested stock options as well as unvested stock options for which the requisite service period has not been rendered but that are expected to vest based on achievement of a service condition.

The fair value of options that vested during the year ended December 31, 2021 was $0.6 million. As of December 31, 2021, there was approximately $5.8 million of unrecognized stock-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average period of 3.6 years.

RENOVACOR, INC.

Notes to Consolidated Financial Statements — Continued

Restricted Stock Awards

In connection with the closing of the Merger, all unvested restricted stock awards outstanding immediately prior to the Effective Time became fully vested, resulting in the recognition of less than $0.1 million in stock-based compensation expense. Additionally, pursuant to the provisions of the Merger Agreement, the Company issued 72,546 Earnout RSUs during the fourth quarter of 2021 which remain unvested at December 31, 2021, representing holders of Old Renovacor Options aggregate Per Share Earnout Consideration (as defined in the Merger Agreement) in respect of such shares of Old Renovacor Options. See Note 3 for details.

The Company determined that the Earnout RSUs represented a market-based award and is currently recognizing compensation expense for these awards over the estimated requisite service period based on the estimated fair value of the award, which was determined based on a Monte Carlo simulation. During the year ended December 31, 2021, the Company recognized less than $0.1 million of compensation expense related to these awards. As of December 31, 2021, the remaining unrecognized compensation cost for the market-based component of these awards, which is expected to be recognized over a weighted-average period of 6.0 years, is $0.5 million.

Note 12. Income Taxes

During the years ended December 31, 2021 and 2020, the Company recorded no current or deferred income tax expenses or benefits as the Company has incurred losses since inception and has provided a full valuation allowance against its deferred tax assets.

A reconciliation of the expected income tax benefit computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2021 and 2020:

	2021	2020
Expected federal income tax rate	(21.0)%	(21.0)%
Change in valuation allowance	37.4	29.0
State income taxes, net of federal benefit	(10.8)	(8.0)
Warrant and share earnout liability	(6.8)	—
Other	1.2	—
Effective tax rate	—%	—%

The Company’s deferred tax assets at December 31, 2021 and 2020, consisted of the following:

(in thousands)	2021	2020
Operating loss carryforwards	$5,423	$1,251
Prepaids and accruals	660	—
Capitalized patent costs	293	167
Stock-based compensation	325	2
Total deferred tax assets	6,701	1,420
Valuation allowance	(6,701)	(1,420)
Net deferred tax assets	$—	$—

The Company evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets as of December 31, 2021 and 2020. Management considered the Company’s cumulative net losses and concluded as of December 31, 2021 and 2020, that it was more likely than not that the Company would not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance was established against the net deferred tax assets as of December 31, 2021 and 2020.

As of December 31, 2021, the Company had federal net operating loss (“NOL”) carryforwards of $18.5 million available to reduce future federal taxable income. The federal NOL carryforwards generated prior to 2018, totaling less than $0.1 million, expire at various dates beginning in 2034, and the remaining federal NOL carryforwards generated in 2018, 2019, 2020, and 2021 do not expire. The Tax Cuts and Jobs Act, enacted on December 22, 2017, limits a taxpayer’s ability to utilize NOL deduction in a year to 80% taxable income for federal NOLs arising in tax years beginning after December 31, 2017. The Coronavirus Aid, Relief, and Economic Security Act, enacted on March 27, 2020, retroactively and temporarily (for taxable years beginning before January 1, 2021) suspended application of the 80%-of-income limitation on the use of NOLs. As of December 31, 2021, the Company had state

RENOVACOR, INC.

Notes to Consolidated Financial Statements — Continued

apportioned NOL carryforwards of $20.1 million available to reduce future state taxable income, which expire at various dates beginning in 2034.

Section 382 of the Internal Revenue Code of 1986 ("Section 382") provides for an annual limitation on the utilization of net operating loss carryforwards when a corporation experiences an “ownership change” as defined in Section 382. More specifically if a corporation experiences an ownership change, there is an annual limitation on the amount of pre-ownership net operating losses that may be utilized to offset taxable income generated after the time of the ownership change. In general, an ownership change within the meaning of Section 382 occurs if the percentage of stock owned by certain shareholders has increased by more than 50 percentage points over the lowest percentage of stock owned by such shareholders in the three prior years. In the event it is determined that an ownership change has occurred generating an annual limitation on utilization of pre-change net operating losses, any unused portion of the limitation is carried forward and increases the Section 382 limitation in the next year.

The Company has not yet conducted a study to assess whether a "ownership change" as defined in Section 382 has occurred as a result of the Business Combination or other changes in ownership since its inception. The Company intends to complete a Section 382 limitation study in 2022. prior to the filing of the Company's federal and state corporate income tax returns. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

In the event the Company is charged interest or penalties related to income tax matters, the Company would record such interest as interest expense and would record such penalties as other expense in the Statements of Operations. No such charges have been incurred by the Company. For each of the years ended December 31, 2021 and 2020, the Company had no uncertain tax positions.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from inception to the present.

Note 13. Related Parties

Sponsor Ownership

Jonas Grossman, a member of the Company's board of directors since 2018, is a managing member of Chardan Capital Markets, LLC ("Chardan CM"), an affiliate of the Sponsor. Additionally, Gbola Amusa, a member of the Company's board of directors since June 2018, is a partner of Chardan CM. As of December 31, 2021, the Sponsor beneficially owned 1,605,661 shares of the Company’s common stock, excluding the Sponsor Earnout Shares being held in escrow and subject to vesting or forfeiture based on satisfaction of the Earnout Milestones set forth in that certain Sponsor Support Agreement, representing approximately 9.6% of the Company's outstanding common stock. As of December 31, 2021, an affiliate of the Sponsor, Chardan Healthcare, also owned 250,000 shares of the Company’s common stock.

In February 2022, Chardan Healthcare distributed 250,000 shares of the Company's stock for no consideration to certain of its members and employees representing each individuals pro-rata contributions to Chardan Healthcare, including 40,000 shares each to Messrs. Grossman and Amusa.

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

Further, in April 2020, the Sponsor purchased 3,500,000 Private Placement Warrants at $0.40 per warrant (for a total purchase price of $1.4 million), as more fully described in Note 10.

On July 20, 2021, in accordance with the Merger Agreement and the Note Purchase Agreement, Old Renovacor issued a $2.5 million Convertible Promissory Note in exchange for $2.5 million in cash which was used to finance Old Renovacor’s operations through the consummation of the Merger. In connection with the consummation of the Merger, the total principal of $2.5 million converted automatically into shares of the Company’s common stock, at a price per share equal to $10.00. All accrued and unpaid interest was cash settled following the Closing Date.

RENOVACOR, INC.

Notes to Consolidated Financial Statements — Continued

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

Agreements with Dr. Arthur Feldman

In August 2019, Old Renovacor entered into a consulting agreement (the "Feldman Consulting Agreement") with its founder and 5% or greater stockholder, Dr. Arthur Feldman, pursuant to which Dr. Feldman agreed to perform certain consulting services for Old Renovacor in exchange for a consulting fee of $8,333 per calendar month. The Feldman Consulting Agreement has a term of three years, subject to automatic renewal for successive one-year terms unless earlier terminated.

The Company amended the Feldman Consulting Agreement on September 2, 2021, to appoint Dr. Feldman as the Company's Chief Scientific Advisor.

The Company incurred consulting fees with Dr. Arthur Feldman, the founder and prior director Old Renovacor, of approximately $0.1 million for each of the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, no amounts were due to Dr. Feldman.

Agreements with Temple

Dr. Arthur Feldman, the Company's founder, 5% or greater stockholder and current Chief Scientific Advisor, is an employee of Temple. During the years ended December 31, 2021 and 2020, the Company recorded research and development expenses of approximately $0.9 million and $0.3 million, respectively, related to the Temple SRA. See Note 9 for further information on the Temple SRA.

Note 14. Net Loss Per Share

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

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share for the years ended December 31, 2021 and 2020, as their effect is anti-dilutive:

	Year Ended
	December 31,
	2021	2020
Stock options	1,376,937	73,127
Restricted stock units (Earnout RSUs)	72,546	—
Common stock warrants	12,122,644	—
Earnout shares	2,422,816	—
Total	15,994,943	73,127

RENOVACOR, INC.

Notes to Consolidated Financial Statements — Continued

Note 15. Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.