Form 10-Q
period 2022-03-31
Renovacor, Inc.
filed 2022-05-12
CIK 1799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-39271

Renovacor, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-3169838
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
201 Broadway, Suite 310 Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 424-2650

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RCOR	NYSE American LLC
Warrants to purchase common stock at an exercise price of $11.50 per share	RCOR.WS	NYSE American LLC

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

As of May 12, 2022, the registrant had 17,267,423 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the extent to which health epidemics and other outbreaks of communicable diseases, including the COVID-19 pandemic, geopolitical turmoil, including the ongoing invasion of Ukraine by Russia or increased trade restrictions between the United States, Russia, China, and other countries, social unrest, political instability, terrorism, or other acts of war could ultimately impact our business, including supply chain, labor, development activities, preclinical studies, and future clinical trials;

i

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
•
the possibility that we may be adversely impacted by other economic, business, and/or competitive factors; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 Form 10-K”), our Quarterly Reports on Form 10-Q and the other documents we file with the Securities and Exchange Commission (the “SEC”).

There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth under Part I, Item 1A "Risk Factors" in our 2021 Form 10-K, which was filed with the SEC on March 24, 2022, and in our other disclosures and filings with the SEC. These factors and the other cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Renovacor, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share amounts)	2022	2021*
ASSETS
Current assets:
Cash and cash equivalents	$70,084	$78,790
Prepaid expenses	1,623	1,763
Total current assets	71,707	80,553
Property and equipment, net	362	379
Other	42	67
Total assets	$72,111	$80,999

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,781	$1,536
Accrued expenses	1,616	2,498
Total current liabilities	3,397	4,034
Warrant liability	3,885	11,165
Share earnout liability (includes 500,000 shares of Common stock, $0.0001 par value per share, subject to forfeiture, issued and outstanding at March 31 2022 and December 31, 2021 –– Note 3)	4,090	12,256
Total liabilities	11,372	27,455

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 1,000,000 shares authorized; none issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 16,756,042 shares issued and outstanding at March 31, 2022 and December 31, 2021	2	2
Additional paid-in capital	73,141	72,540
Accumulated deficit	(12,404)	(18,998)
Total stockholders’ equity	60,739	53,544
Total liabilities and stockholders’ equity	$72,111	$80,999

———————

* The condensed balance sheet at December 31, 2021 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Renovacor, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31,
(In thousands, except share and per share amounts)	2022	2021
Operating expenses:
Research and development	$5,930	$1,155
General and administrative	2,925	526
Loss from operations	(8,855)	(1,681)
Other income (expense):
Interest income	4	—
Change in fair value of warrant liability	7,280	—
Change in fair value of share earnout liability	8,166	—
Other expense	(1)	—
Net income (loss)	$6,594	$(1,681)

Net income (loss) per share
— Basic	$0.37	$(0.27)
— Diluted	$0.36	$(0.27)
Weighted-average number of common shares used in computing net income (loss) per share –– (Note 13)
— Basic	17,471,266	6,274,566
— Diluted	17,628,835	6,274,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

Renovacor, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,
(In thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,594	$(1,681)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	601	7
Gain on change in fair value of warrant liability	(7,280)	—
Gain on change in fair value of share earnout liability	(8,166)	—
Depreciation expense	17	1
Change in assets and liabilities:
Prepaid expenses	140	(678)
Other assets	25	—
Accounts payable	298	375
Accrued expenses	(522)	197
Net cash used in operating activities	(8,293)	(1,779)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(360)	—
Net cash used in investing activities	(360)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Merger-related costs	(53)	(80)
Net cash used in financing activities	(53)	(80)
Net decrease in cash and cash equivalents	(8,706)	(1,859)
Cash and cash equivalents at beginning of period	78,790	5,384
Cash and cash equivalents at end of period	$70,084	$3,525

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Deferred merger costs in accounts payable	$—	$644

The accompanying notes are an integral part of these condensed consolidated financial statements.

Renovacor, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Three Months Ended March 31, 2022

			Additional		Total
	Common Stock		Paid-in-	Accumulated	Stockholders'
(In thousands, except share amounts)	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	16,756,042	$2	$72,540	$(18,998)	$53,544
Stock-based compensation	—	—	601	—	601
Net income	—	—	—	6,594	6,594
Balance, March 31, 2022	16,756,042	$2	$73,141	$(12,404)	$60,739

	Three Months Ended March 31, 2021

							Total
	Convertible				Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Equity
(In thousands, except share amounts)	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2020	2,578,518	$10,074	1,953,368	$—	$121	$(4,897)	$(4,776)
Retroactive application of reverse recapitalization (Note 3)	(2,578,518)	(10,074)	4,321,198	1	10,073	—	10,074
Balance, December 31, 2020, effect of Merger	—	$—	6,274,566	$1	$10,194	$(4,897)	$5,298
Issuance of restricted common stock	—	—	30,495	—	—	—	—
Stock-based compensation	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	(1,681)	(1,681)
Balance, March 31, 2021	—	$—	6,305,061	$1	$10,201	$(6,578)	$3,624

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

Liquidity Considerations

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date the financial statements are issued. As of March 31, 2022, the Company had an accumulated deficit of $12.4 million and a cash and cash equivalents balance of $70.1 million. The Company has incurred losses and negative cash flows from operations since inception. The Company expects to continue to incur substantial operating losses and negative cash flows for the foreseeable future and will require additional capital as it continues to advance REN-001 and/or any future product candidates through development.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management currently anticipates that the Company’s balance of cash and cash equivalents, as of March 31, 2022, is sufficient to enable the Company to continue as a going concern through the one-year period subsequent to the filing date of this Quarterly Report on Form 10-Q. Management’s operating plan, which underlies the analysis of the Company’s ability to continue as a going concern, involves the estimation of the amount and timing of future cash inflows and outflows. Actual results could vary from the operating plan.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements as certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The results of operations and cash flows for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2022 or any other future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be “cash equivalents.” Cash and cash equivalents at March 31, 2022 consisted of cash and money market funds.

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

Financial Instruments

The fair value of the Company’s financial instruments is determined and disclosed in accordance with the three-tier fair value hierarchy specified in Note 4, Fair Value Measurements. The Company is required to disclose the estimated fair values of its financial instruments. As of March 31, 2022 and December 31, 2021, the Company’s financial instruments consisted of cash equivalents and warrant and share earnout liabilities. As of March 31, 2022, the Company did not have any other derivatives, hedging instruments or other similar financial instruments.

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

Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three months ended March 31, 2022 and 2021, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. The Company has not recorded its net deferred tax asset as of either March 31, 2022 or December 31, 2021 because it maintained a full valuation allowance against all deferred tax assets as of these dates as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of March 31, 2022 and December 31, 2021, the Company had no uncertain tax positions.

Net Income (Loss) per Common Share

Basic net income (loss) per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during each period, which includes shares of common stock underlying the Pre-funded Warrant (as defined herein), as such warrant is exercisable, in whole or in part, for nominal cash consideration with no expiration date. Shares of common stock outstanding but subject to forfeiture and cancellation by the Company (e.g., Sponsor Earnout Shares, as defined in the Merger Agreement) are excluded from the weighted-average shares until the period in which such shares are no longer subject to forfeiture. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, Public Warrants and Private Placement Warrants, and Sponsor Earnout Shares and Old Renovacor Earnout Shares (each as defined herein), which would result in the issuance of incremental shares of common stock, unless their effect would be anti-dilutive. See Note 13 for additional details.

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

Accounting Pronouncements Recently Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 (amended by ASU 2019-10 and ASU 2020-05) is effective for non-public entities and emerging growth companies for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. A modified retrospective transition approach is required at the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company adopted this standard effective January 1, 2022. The adoption did not have a material impact on the Company’s consolidated condensed financial statements as of the adoption date. However, should the Company enter into material operating leases in the future, such as real estate leases for its corporate headquarters and other office and lab space, the Company anticipates an increase in assets and liabilities due to the recognition of the required right-of use asset and corresponding lease liability for such lease obligations. See Note 14 for discussion of leasing transactions occurring after March 31, 2022.

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

The shares and corresponding capital amounts and loss per share related to Old Renovacor Common Stock prior to the Business Combination Transaction were retroactively restated to reflect the Common Per Share Merger Consideration and the Preferred Per Share Merger Consideration, as applicable.

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

The following table summarizes the elements of the net proceeds from the Merger:

(In thousands)	Amount
Cash – CHAQ trust and cash, net of redemptions	$65,127
Cash – PIPE financing	29,993
Less: CHAQ and Old Renovacor transaction costs paid	(6,079)
Less: Settlement of convertible note at closing	(2,500)
Effect of Merger, net of redemptions and transaction costs	$86,541

The following table details the number of shares of common stock issued immediately following the consummation of the Merger:

Number of Shares
Common stock, outstanding prior to Merger	8,622,644
Less: redemption of CHAQ shares	(2,112,100)
Common stock of CHAQ	6,510,544
CHAQ Founder shares	2,155,661
Shares issued in PIPE Financing	2,284,776
Merger and PIPE financing shares - common stock	10,950,981
Shares issued to Old Renovacor - common stock (1)	6,305,061
Total shares of common stock immediately after Merger (2)	17,256,042

____________________

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 and 3 during the three months ended March 31, 2022.

The table below presents the liabilities measured and recorded in the financial statements at fair value on a recurring basis at March 31, 2022 and December 31, 2021 categorized by the level of inputs used in the valuation of each asset and liability.

	March 31, 2022
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents – money market funds	$69,089	$69,089	$—	$—
Total assets	$69,089	$69,089	$—	$—
Liabilities
Warrant liability	$3,885	$—	$—	$3,885
Share earnout liability	4,090	—	—	4,090
Total liabilities	$7,975	$—	$—	$7,975

	December 31, 2021
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents – money market funds	$77,792	$77,792	$—	$—
Total assets	$77,792	$77,792	$—	$—
Liabilities
Warrant liability	$11,165	$—	$—	$11,165
Share earnout liability	12,256	—	—	12,256
Total liabilities	$23,421	$—	$—	$23,421

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

Warrant Liability and Earnout Share Liability

The reconciliation of the Company's warrant and earnout share liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Warrant	Earnout Share
(In thousands)	Liability	Liability
Balance, December 31, 2021	$11,165	$12,256
Change in the fair value of liability	(7,280)	(8,166)
Balance, March 31, 2022	$3,885	$4,090

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

The fair value of the Private Placement Warrants has been estimated with the following assumptions:

	March 31,	December 31
	2022	2021
Stock price	$4.24	$7.70
Strike price	$11.50	$11.50
Expected volatility	75.0%	75.0%
Risk-free interest rate	2.45%	1.01%
Expected dividend yield	—	—
Expected life (years)	3.07	3.31
Fair value per warrant	$1.11	$3.19

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

The fair value of the Earnout Shares has been estimated with the following assumptions:

	March 31,	December 31
	2022	2021
Stock price	$4.24	$7.70
Probability of Change in Control	7.5%	7.5%
Expected volatility	75.0%	75.0%
Risk-free interest rate	2.41%	1.35%
Expected dividend yield	—	—
Expected life (years)	5.76	6.00
Fair value per share	$1.69	$5.06

Note 5. Property and Equipment

Property and equipment, net, consisted of the following:

	March 31,	December 31,
($ in thousands)	2022	2021
Laboratory equipment	$380	$380
Less: accumulated amortization	(18)	(1)
Property and equipment, net	$362	$379

Note 6. Prepaid Expenses

Prepaid expenses consisted of the following:

	March 31,	December 31,
($ in thousands)	2022	2021
Research and development costs	$483	$209
Insurance	882	1,369
Other	258	185
Total prepaid expenses	$1,623	$1,763

Note 7. Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
($ in thousands)	2022	2021
Employee compensation and benefits	$688	$1,282
External research and development expenses	608	409
Property and equipment	—	360
Professional fees	149	347
Other	171	100
Total accrued expenses	$1,616	$2,498

Note 8. Commitments and Contingencies

Legal Proceedings

The Company is not currently subject to any material legal proceedings.

License and Sponsored Research Agreements

The Company is obligated to compensate Temple pursuant to the Temple License Agreement and is committed to funding the Temple SRA as further described in Note 9.

Lease Commitments

In April 2022, the Company entered into a lease agreement relating to office space in Cambridge, Massachusetts, as more fully described in Note 14.

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

As it relates to the Temple SRA, prior to the amendment entered into in August 2021 and effective as of July 1, 2021, Temple was to conduct certain preclinical activities for a three-year period, unless terminated sooner or extended by mutual written consent, for which the Company was obligated to fund approximately $0.9 million over the three-year initial term of the Temple SRA. The Temple SRA was further amended effective as of July 1, 2021 (the “2021 Amendment”) to, among other things, revise the period of performance, scope of work, and the budget. Following the 2021 Amendment, the Company is expected to fund up to a total of approximately $5.3 million to Temple through June 30, 2024, pursuant to the Temple SRA, of which approximately $1.5 million has been funded and/or incurred since inception of the Temple SRA through March 31, 2022.

During the three months ended March 31, 2022 and 2021, the Company recorded research and development expenses of approximately $0.2 million and $0.1 million, respectively, related to the Temple SRA.

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

The Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. The Company classifies the Private Placement Warrants as derivative liabilities in its condensed consolidated balance sheets. The Company measures the fair value of the warrants at the end of each reporting period and recognizes changes in the fair value from the prior period in the Company’s operating results for the current period. Refer to Note 4 for discussion of fair value measurement of the warrant liabilities.

The following table summarizes outstanding warrants to purchase shares of the Company’s common stock as of March 31, 2022 and December 31, 2021:

	Number of Warrants
	March 31,	December 31	Weighted-Average
	2022	2021	Exercise Price	Expiration Date
Liability-classified Warrants
April 2020 Private Placement Warrants	3,500,000	3,500,000	$11.50	4/23/2025
	3,500,000	3,500,000
Equity-classified Warrants
April 2020 Public Warrants (1)	8,622,644	8,622,644	$11.50	9/2/2026
September 2021 Pre-Funded Warrants (2)	715,224	715,224	$0.01	—
	9,337,868	9,337,868
Total outstanding	12,837,868	12,837,868

———————

(1)
Public Warrants assumed in the Merger. Each warrant share is exercisable for one-half share of common stock, provided, however, each warrant must be exercised in multiples of two.
(2)
Pre-Funded Warrant issued in connection with PIPE Investment (Note 3). Each warrant share is exercisable indefinitely for one share of common stock.

Capital Stock Reserves

As of March 31, 2022, the Company reserved the following shares of common stock for future issuance:

Amount
Shares issuable upon exercise of pre-funded warrants outstanding	715,224
Shares issuable upon exercise of warrants outstanding	7,811,322
Shares issuable upon issuance of contingent consideration (Earnout Shares and Earnout RSUs)	1,994,338
Shares issuable upon exercise of outstanding stock options	1,941,099
Shares issuable upon vesting of time-based restricted stock units	163,350
Shares reserved for future issuance under 2021 Incentive Plan	1,025,170
Total	13,650,503

Note 11. Stock-based Compensation

Equity Incentive Plans

As of March 31, 2022, the only equity compensation plan from which the Company may currently issue new awards is the Company’s 2021 Omnibus Incentive Plan (the “2021 Plan”), as more fully described below.

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

2021 Omnibus Incentive Plan

At the Effective Time, the Company adopted the 2021 Plan which permits the granting of incentive stock options, non-qualified options, stock appreciation rights, restricted stock, restricted stock units and other stock-based award, and performance awards to employees, directors, and non-employee consultants and/or advisors. As of March 31, 2022, 3,008,803 shares of Common Stock are authorized for issuance pursuant to awards under the 2021 Plan. The pool of available shares will be automatically increased on the first day of each calendar year, beginning January 1, 2022 and ending January 1, 2031, by an amount equal to the lesser of (i) 4% of the outstanding shares of our Common Stock determined on a fully-diluted basis as of the immediately preceding December 31 and (ii) such smaller number of shares as determined by the Company's board of directors.

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

As of March 31, 2022, options exercisable for 1,748,761 shares of common stock and 234,872 restricted stock units (including 71,522 Earnout RSUs) were outstanding, and 1,025,170 shares of common stock units remain available for future issuance under the 2021 Plan.

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

The Company classifies stock-based compensation expense in the statement of operations in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified. Total stock-based compensation expense attributable to stock-based payments made to employees, consultants and directors included in operating expenses in the Company's condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 was as follows:

	Three months ended
	March 31,
($ in thousands)	2022	2021
Research and development	$345	$3
General and administrative	256	4
Total stock-based compensation expense	$601	$7

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

The fair value of each option award at the date of grant was estimated using the Black-Scholes option pricing model. All options granted during the three months ended March 31, 2022 and 2021 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant.

The following table provides the weighted-average assumptions used in determining the fair value of option awards to purchase 587,650 and 32,808 shares of common stock granted during the three months ended March 31, 2022 and 2021, respectively:

	Three months ended
	March 31,
	2022	2021
Expected volatility	76.2%	73.6%
Risk-free interest rate	1.92%	0.59%
Expected dividend yield	—	—
Expected term (years)	6.08	6.08

The weighted average fair value of the options granted was $3.87 and $2.32 per share for the three months ended March 31, 2022 and 2021, respectively.

Stock Option Activity

The following table summarizes stock option activity for the three months ended March 31,2022:

($ in thousands, except share and per share data)	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	1,376,937	$7.61	9.5	$676
Granted	587,650	5.76
Exercised	—	—
Forfeited	(23,488)	7.54
Expired	—	—
Outstanding at March 31, 2022 (1)	1,941,099	$7.05	9.4	$308
Exercisable at March 31, 2022	211,780	$6.73	8.2	$249

_____________________________________

(1)
Includes both vested stock options as well as unvested stock options for which the requisite service period has not been rendered but that are expected to vest based on achievement of a service condition.

The fair value of options that vested during the three months ended March 31, 2022 was less than $0.3 million. As of March 31, 2022, there was approximately $7.4 million of unrecognized stock-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average period of 3.5 years.

Restricted Stock Awards

In connection with the closing of the Merger, all unvested restricted stock awards outstanding immediately prior to the Effective Time became fully vested, resulting in the recognition of less than $0.1 million in stock-based compensation expense. Additionally, pursuant to the provisions of the Merger Agreement, the Company issued 72,546 Earnout RSUs during the fourth quarter of 2021 which remain unvested at March 31, 2022, representing holders of Old Renovacor Options aggregate Per Share Earnout Consideration (as defined in the Merger Agreement) in respect of such shares of Old Renovacor Options. See Note 3 for details.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the three months ended March 31, 2022:

	Time-based Awards		Market-based Awards
($ in thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2021	—	$—	72,546	$6.42
Granted	163,350	6.45	—	—
Forfeited	—	—	(1,024)	6.42
Vested	—	—	—	—
Nonvested shares at March 31, 2022	163,350	$6.45	71,522	$6.42

As of March 31, 2022, there was $1.0 million of unrecognized compensation cost related to the time-based awards and $0.5 million of unrecognized compensation cost related to the market-based awards, which is expected to be recognized over a weighted average period of 3.8 and 5.76 years, respectively.

Note 12. Related Parties

Sponsor Ownership

Jonas Grossman, a member of the Company's board of directors since 2018, is a managing member of Chardan Capital Markets, LLC ("Chardan CM"), an affiliate of the Sponsor. Additionally, Gbola Amusa, a member of the Company's board of directors since June 2018, is a partner of Chardan CM. As of March 31, 2022, the Sponsor beneficially owned 1,605,661 shares of the Company’s common stock, excluding the Sponsor Earnout Shares being held in escrow and subject to vesting or forfeiture based on satisfaction of the Earnout Milestones set forth in that certain Sponsor Support Agreement, representing approximately 9.6% of the Company's outstanding common stock. An affiliate of the Sponsor, Chardan Healthcare Investments LLC, also owns 250,000 shares of the Company’s common stock.

In February 2022, Chardan Healthcare, an affiliate of the Sponsor, distributed 250,000 shares of the Company's stock for no consideration to certain of its members and employees representing each individual's pro-rata contributions to Chardan Healthcare, including 40,000 shares each to Messrs. Grossman and Amusa.

In April 2022, Chardan Investments 2, LLC, an affiliate of the Sponsor, distributed 1,605,661 shares of the Company's stock for no consideration to certain of its members representing each individual's pro-rata contributions to Chardan Investments 2, LLC, including 354,657 shares to Mr. Grossman and 238,588 shares to Mr. Amusa.

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

The Company incurred consulting fees with Dr. Arthur Feldman, the founder and prior director Old Renovacor, of less than $0.1 million during each of the three months ended March 31, 2022 and 2021. As of March 31, 2022, no amounts were due to Dr. Feldman.

Agreements with Temple

Dr. Arthur Feldman, the Company's founder, 5% or greater stockholder and current Chief Scientific Advisor, is an employee of Temple. During the three months ended March 31, 2022 and 2021, the Company recorded research and development expenses of approximately $0.2 million and $0.1 million, respectively, related to the Temple SRA. See Note 8 for further information on the Temple SRA.

Note 13. Net Income (Loss) Per Share

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock, which includes the shares underlying the outstanding Pre-Funded Warrant, as such warrant is exercisable, in whole or in part, for nominal cash consideration with no expiration date. Shares of common stock outstanding but subject to forfeiture and cancellation by the Company (e.g., Sponsor Earnout Shares – see Note 3) are excluded from the weighted-average number of shares until the period in which such shares are no longer subject to forfeiture.

The Company used the two-class method to compute net income per common share for the three months ended March 31, 2022 as the Company realized net income and has securities outstanding (Sponsor Earnout Shares) that entitle the holders to participate in cash dividends and earnings of the Company. Under this method, earnings are allocated to common stock and participating securities based on their respective rights to receive dividends, as if all undistributed earnings for the period were distributed. The holders of the Sponsor Earnout Shares, which are subject to forfeiture, are entitled to receive nonforfeitable cash dividends during the Earnout Periods on a basis equivalent to the dividend paid to holders of common stock, and therefore, these unvested shares subject to forfeiture and cancellation meet the definition of participating securities. The two-class method is not applicable during periods with a net loss.

Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, Public Warrants and Private Placement Warrants, and Sponsor Earnout Shares and Old Renovacor Earnout Shares, which would result in the issuance of incremental shares of common stock, unless their effect would be anti-dilutive.

	Three months ended
	March 31,
($ in thousands except per share data)	2022	2021
Net income (loss) per share — Basic:
Net income (loss)	$6,594	$(1,681)
Less: Undistributed earnings to participating securities	(183)	—
Net income (loss) attributable to common stockholders	$6,411	$(1,681)

Net income (loss)	$6,411	$(1,681)
Denominator for basic net income (loss) per share	17,471,266	6,274,566
Basic net income (loss) per common share	$0.37	$(0.27)

Net income (loss) per share — Diluted:
Net income (loss)	$6,594	$(1,681)
Less: Undistributed earnings to participating securities	(183)	—
Numerator for diluted net income (loss) per share	$6,411	$(1,681)

Denominator for basic net income (loss) per share	17,471,266	6,274,566
Plus: Incremental shares underlying “in the money” options outstanding	78,306	—
Plus: Incremental shares underlying time-based restricted stock units	79,263	—
Denominator for diluted net income (loss) per share	17,628,835	6,274,566
Diluted net income (loss) per common share	$0.36	$(0.27)

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share for the three months ended March 31, 2022 and 2021, as their effect is anti-dilutive:

	Three months ended
	March 31,
	2022	2021
Stock options	1,627,127	73,127
Restricted stock units	71,522	—
Common stock warrants	12,122,644	—
Earnout shares	2,422,816	—
Total	16,244,109	73,127

Note 14. Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

Lease Commitments

In April 2022, the Company entered into a sublease agreement (the “Sublease Agreement”) with Certara USA, Inc. (“Sublandlord"), pursuant to which the Company will sublease 3,815 rentable square feet of space located at 201 Broadway, Cambridge, Massachusetts 02139, known as Suite 310 (the “Suite 310 Space”) commencing on April 15, 2022 and expiring on April 14, 2024 (the “Sublease Term”), unless earlier terminated or extended in accordance with the provisions of the Sublease Agreement. The Suite 310 Space shall serve as the Company's headquarters. The Company shall have the option to extend the Sublease Term from April 15, 2024 through November 30, 2026 upon all of the same terms, conditions, covenants and agreements contained in the Sublease Agreement, subject to the conditions set forth therein.

The Company will pay an escalating base rent over the life of the Sublease Agreement of approximately $19,711 to $20,347 per month (or up to $20,983 per month in the event the Sublease Term is extended through November 30, 2026). In addition, the Company will pay its pro rata portion of property expenses and operating expenses for the property.

In accordance with ASC 842, the Company will record a right-of-use asset and corresponding lease liability related to the Sublease Agreement. The lease liability will be recorded and subsequently measured as the present value of the remaining lease payments using a discount rate determined at inception.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with:

•
Our unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q; and
•
Our financial statements and the accompanying notes thereto included in our 2021 Form 10-K, as well as the information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Form 10-K .

In addition to historical information, this discussion and analysis includes forward-looking statements that are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Item 1A of our 2021 Form 10-K, that could cause actual results to differ materially from historical results or anticipated results.

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

We plan to submit an Investigational New Drug ("IND") application in connection with our lead product candidate, REN-001, in the second half of 2022, and plan to initiate a phase I/II clinical trial of REN-001 in patients with BAG3 DCM following IND application acceptance by the U.S. Food and Drug Administration (“FDA”).

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

We are currently exploring the delivery of REN-001 through RCSI and plan to submit an IND for REN-001 in the second half of 2022.

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

We anticipate the availability of key data from our ongoing preclinical studies to support the potential IND submission in the second half of 2022.

Clinical Development Plan for REN-001

We completed a Type B Pre-IND meeting with the FDA on June 16, 2020 to obtain FDA feedback on REN-001. We plan to submit an IND for REN-001 in the second half of 2022 and initiate a phase I/II clinical trial of REN-001 in patients with BAG3-associated DCM if our IND submission is accepted by the FDA. We expect the phase I/II clinical trial will be conducted in two sequential parts consisting of dose escalation and dose expansion components. The dose escalation part will enroll cohorts of three to six subjects to identify a preferred dose and be followed by a dose expansion cohort to further explore the safety, tolerability and preliminary evidence of efficacy at the preferred dose. This will be an open label study with the goal of evaluating the safety and efficacy of REN-001. Safety and tolerability will be evaluated based on assessment of frequency and severity measures of adverse events and series of adverse events. Efficacy will be evaluated based on measures of cardiac structure and function, circulating biomarkers, and patient functional capacity and quality of life.

We will consult with the FDA following completion of our planned phase I/II clinical trial to determine the need for, and optimal design of, future clinical trials.

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

License and Sponsored Research Agreements

Our current license and sponsored research agreements include the Temple License Agreement and Temple SRA, each described under the caption “Item 1. Business — License and Sponsored Research Agreements” in our 2021 Form 10-K and within Note 9 of the accompanying notes to the condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q. In addition to our current arrangements, we may seek to enter into additional sponsored research agreements or collaborative alliances to support development and commercialization of REN-001 and/or research additional drug candidates.

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

COVID-19

We continue to monitor the potential impact of the novel coronavirus disease ("COVID-19") pandemic, including variants thereof such as the delta and omicron variants, on our business and financial statements. To date, we have not experienced material business disruptions. We are following, and will continue to follow, recommendations from the U.S. Centers for Disease Control and Prevention as well as federal, state, and local governments regarding working-from-home practices for non-essential employees. For example, the COVID-19 outbreak in Pennsylvania resulted in a temporary reduction in workforce presence at the Temple research facility, including the Feldman laboratory, located in Philadelphia, at which we operate. While the Feldman laboratory is currently operating at normal capacity, we cannot be certain that the Temple facility or the Feldman laboratory will not be closed in the future, or experience labor shortages, as a result of the COVID-19 outbreak. Accordingly, the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including expenses and manufacturing, supply chain, labor, preclinical and clinical trials and research and development costs, will depend on future developments that are highly uncertain at this time.

Results of Operations

Three Months Ended March 31, 2022 and 2021

Overview

During the three months ended March 31, 2022, our loss from operations totaled $8.9 million, a 427% increase compared to a loss from operations of $1.7 million for the three months ended March 31, 2021. Research and development expenses comprised the majority of our total operating expenses, as shown in the table below.

	Three months ended
	March 31,
($ in thousands)	2022	2021	$ Change	% Change
Operating expenses:
Research and development	$5,930	$1,155	$4,775	413%
General and administrative	2,925	526	2,399	456%
Total operating expenses	$8,855	$1,681	$7,174	427%
Loss from operations	$(8,855)	$(1,681)	$(7,174)	427%

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

	Three months ended
	March 31,
($ in thousands)	2022	2021	$ Change	% Change
Compensation and related benefits	$2,001	$35	$1,966	5,617%
Other external research and development costs	3,929	1,120	2,809	251%
Total research and development expenses	$5,930	$1,155	$4,775	413%

Total research and development expenses were $5.9 million for the three months ended March 31, 2022, a 413% increase compared to total research and development expenses of $1.2 million for the three months ended March 31, 2021. The increase during the 2022 period was primarily due to increases in (i) compensation-related costs associated with the hiring of key personnel and overall increase in number of employees, (ii) drug supply costs associated with our preclinical activities, including IND-enabling studies and preparation for potential clinical trials, and (iii) external costs associated with the execution of ongoing preclinical studies as we prepare for an IND submission for REN-001, which is planned for the second half of 2022, and related clinical activities.

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

	Three months ended
	March 31,
($ in thousands)	2022	2021	$ Change	% Change
Compensation and related benefits	$984	$98	$886	904%
Professional and consulting fees	1,232	407	825	203%
Other administrative costs	709	21	688	3,276%
Total general and administrative expenses	$2,925	$526	$2,399	456%

Total general and administrative expenses were $2.9 million for the three months ended March 31, 2022, a 456% increase compared to total general and administrative expenses of $0.5 million for the three months ended March 31, 2021. The increase during the 2022 period was primarily due to increases in (i) compensation-related costs associated with the hiring of key personnel and overall increase in number of employees, (ii) professional and consulting fees due to increases in legal costs, fees incurred with investor/public relations firms, and contract labor, and (iii) other administrative costs related to additional spending as a result of our growth and operating as a publicly-traded company, including board fees and director and officer insurance.

Change in Fair Value of Warrant Liability

During the three months ended March 31, 2022, we recorded a change in the fair value of warrant liability, representing a non-cash warrant revaluation gain of approximately $7.3 million, related to our liability-classified Private Placement Warrants, as more fully described in Note 10 of the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Due to the nature of and inputs in the model used to assess the fair value of our outstanding Private Placement Warrants, it is not abnormal to experience significant fluctuations during each remeasurement period. These fluctuations may be due to a variety of factors, including changes in our stock price and changes in estimated stock price volatility over the remaining life of the warrants. Changes in the fair value of the warrant liability and resulting warrant revaluation gain for the three months ended March 31, 2022 was driven primarily by the decrease in our stock price as of March 31, 2022, compared to our stock price as of December 31, 2021.

Change in Fair Value of Share Earnout Liability

During the three months ended March 31, 2022, we recorded a change in fair value of share earnout liability, representing a non-cash share earnout revaluation gain of approximately $8.2 million, related to our liability-classified Earnout Shares, as more fully described in Note 4 of the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Due to the nature of and inputs in the model used to assess the fair value of the outstanding Earnout Shares, it is not abnormal to experience significant fluctuations during each remeasurement period. These fluctuations may be due to a variety of factors, including changes in our stock price and changes in estimated stock price volatility over the remaining life of the warrants. Changes in the fair value of the share earnout liability and resulting share earnout revaluation gain for the three months ended March 31, 2022 was driven primarily by the decrease in our stock price as of March 31, 2022, compared to our stock price as of December 31, 2021.

Net Income (Loss)

As a result of the factors discussed above, net income for the three months ended March 31, 2022 was $6.6 million, compared to net loss of $1.7 million for the three months ended March 31, 2021.

Financial Condition, Liquidity and Capital Resources

Financial Condition

As of March 31, 2022, we had an accumulated deficit of $12.4 million. To date, we have not generated any revenues.

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

Liquidity and Capital Resources

Overview

We require cash to fund our operating expenses and to make capital expenditures. Historically, we have funded our cash requirements primarily through the sale of preferred stock, common stock, pre-funded warrants, common stock warrants and a convertible note. As of March 31, 2022 we had $70.1 million of cash and cash equivalents.

Funding Requirements

We believe that, based on our current operating plan, our existing cash and cash equivalents on hand as of March 31, 2022 will enable us to fund our operations into the second half of 2023. Specifically, we believe our available funds will be sufficient to enable us to perform the following:

•
complete IND-enabling studies for our REN-001 AAV-based gene therapy program and potentially submit an IND for REN-001;
•
fund our obligations under the Temple License Agreement and Temple SRA;
•
initiate our phase I/II trial in DCM patients with BAG3 mutation (REN-001); and
•
maintain the necessary level of general and administrative expense in order to support the business.

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
•
advance our clinical-stage product candidate, if any, into later stage clinical trials;
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

Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. Additionally, we may receive up to an aggregate of approximately $89.8 million from the exercise of our warrants outstanding as of March 31, 2022, assuming the exercise in full of such warrants for cash. See Note 10 of the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional details on our outstanding warrants. However, certain warrants may be exercised on a cashless basis and our warrants may never be exercised. If we fail to raise capital or enter into such agreements or arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates. The timing and amount of our funding requirements will depend on many factors, including:

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
•
the volatility of capital markets and other macroeconomic factors, including due to geopolitical tensions or the outbreak of hostilities or war; and
•
the impact of the ongoing coronavirus disease, COVID-19, to global economy and capital markets, and to our supply chain, business and our financial results.

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

Cash Flows

The following table provides a summary of the primary sources and uses of cash for the periods presented:

	Three months ended
	March 31,
(In thousands)	2022	2021
Net cash (used in) provided by:
Net cash used in operating activities	$(8,293)	$(1,779)
Net cash used in investing activities	(360)	—
Net cash used in financing activities	(53)	(80)
Net decrease in cash	$(8,706)	$(1,859)

Operating Activities. Net cash used in operating activities for each period presented consists primarily of net income (loss) adjusted for non-cash gains or charges and changes in components of working capital. The increase in cash used in operating activities for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to significant increases in expenditures and corresponding cash outflows related to our REN-001 development program, including payments to consultants and contract research and manufacturing organizations, as we prepare for our potential clinical activities for REN-001.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2022 consisted of $0.4 million in equipment purchases. There was no cash used in or provided by investing activities during the three months ended March 31, 2021.

Financing Activities. Net cash used in financing activities for each of the three months ended March 31, 2022 and 2021 consisted of less than $0.1 million in merger-related costs associated with the Business Combination.

Contractual Obligations and Commitments

During the three months ended March 31, 2022, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our 2021 Form 10-K.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we had no off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2022, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties discussed within Item 1A "Risk Factors" of our 2021 Form 10-K, together with all of the other information in this Quarterly Report on Form 10-Q, including the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before deciding whether to purchase any of our securities.

There have been no material changes to the disclosures related to this item from those set forth in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1#

Employment Agreement, by and between the Company and Frederick Driscoll, dated as of March 3, 2022 and effective as of March 28, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities & Exchange Commission on March 28, 2022).

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

Renovacor, Inc.

Date: May 12, 2022	By:	/s/ MAGDALENE COOK
Magdalene Cook
Chief Executive Officer

Date: May 12, 2022	By:	/s/ FREDERICK DRISCOLL
Frederick Driscoll
Chief Financial Officer