Form 10-Q
period 2022-06-30
Renovacor, Inc.
filed 2022-08-08
CIK 1799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, the registrant had 17,267,690 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the possibility that we may be adversely impacted by other economic, business, and/or competitive factors, including inflation; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 Form 10-K”), our Quarterly Reports on Form 10-Q and the other documents we file with the Securities and Exchange Commission (the “SEC”).

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Renovacor, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share amounts)	2022	2021*
ASSETS
Current assets:
Cash and cash equivalents	$61,993	$78,790
Prepaid expenses	1,221	1,763
Total current assets	63,214	80,553
Property and equipment, net	913	379
Operating lease right-of-use assets	539	—
Other	56	67
Total assets	$64,722	$80,999

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,546	$1,536
Accrued expenses	2,341	2,498
Operating lease liability	238	—
Total current liabilities	4,125	4,034
Warrant liability	980	11,165
Share earnout liability (includes 500,000 shares of Common stock, $0.0001 par value per share, subject to forfeiture, issued and outstanding at June 30, 2022 and December 31, 2021 –– Note 3)	1,938	12,256
Operating lease liability, net of current portion	327	—
Total liabilities	7,370	27,455

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 1,000,000 shares authorized; none issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 16,767,690 and 16,756,042 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	73,778	72,540
Accumulated deficit	(16,428)	(18,998)
Total stockholders’ equity	57,352	53,544
Total liabilities and stockholders’ equity	$64,722	$80,999

———————

* The condensed balance sheet at December 31, 2021 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Renovacor, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share amounts)	2022	2021	2022	2021
Operating expenses:
Research and development	$6,289	$3,333	$12,219	$4,488
General and administrative	2,838	385	5,763	912
Loss from operations	(9,127)	(3,718)	(17,982)	(5,400)
Other income (expense):
Interest income	45	—	49	—
Change in fair value of warrant liability	2,905	—	10,185	—
Change in fair value of share earnout liability	2,152	—	10,318	—
Other income (expense), net	1	—	—	—
Net income (loss)	$(4,024)	$(3,718)	$2,570	$(5,400)

Net income (loss) per share
— Basic	$(0.23)	$(0.59)	$0.14	$(0.86)
— Diluted	$(0.23)	$(0.59)	$0.14	$(0.86)
Weighted-average number of common shares used in computing net income (loss) per share –– (Note 13)
— Basic	17,478,008	6,274,566	17,471,341	6,274,566
— Diluted	17,478,008	6,274,566	17,550,126	6,274,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

Renovacor, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,
(In thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,570	$(5,400)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	1,233	192
Gain on change in fair value of warrant liability	(10,185)	—
Gain on change in fair value of share earnout liability	(10,318)	—
Depreciation expense	36	1
Change in assets and liabilities:
Prepaid expenses	542	(438)
Accounts payable	(95)	1,157
Accrued expenses	150	438
Other	37	—
Net cash used in operating activities	(16,030)	(4,050)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(719)	—
Net cash used in investing activities	(719)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Merger-related costs	(53)	(885)
Proceeds from issuance of common stock upon exercise of stock options	5	—
Net cash used in financing activities	(48)	(885)
Net decrease in cash and cash equivalents	(16,797)	(4,935)
Cash and cash equivalents at beginning of period	78,790	5,384
Cash and cash equivalents at end of period	$61,993	$449

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Deferred merger costs in accounts payable	$—	$1,439
Property and equipment in accounts payable and accrued expenses	$211	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFO:
Cash paid for amounts included in measurement of lease liabilities	$59	$—
Right-of-use assets obtained in exchange for new operating lease obligations	$575	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Renovacor, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Six Months Ended June 30, 2022

			Additional		Total
	Common Stock		Paid-in-	Accumulated	Stockholders'
(In thousands, except share amounts)	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	16,756,042	$2	$72,540	$(18,998)	$53,544
Stock-based compensation	—	—	601	—	601
Net income	—	—	—	6,594	6,594
Balance, March 31, 2022	16,756,042	$2	$73,141	$(12,404)	$60,739
Issuance of common stock upon exercise of stock options	11,648	—	5	—	5
Stock-based compensation	—	—	632	—	632
Net loss	—	—	—	(4,024)	(4,024)
Balance, June 30, 2022	16,767,690	$2	$73,778	$(16,428)	$57,352

	Six Months Ended June 30, 2021

							Total
	Convertible				Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Equity
(In thousands, except share amounts)	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2020	2,578,518	$10,074	1,953,368	$—	$121	$(4,897)	$(4,776)
Retroactive application of reverse recapitalization (Note 3)	(2,578,518)	(10,074)	4,321,198	1	10,073	—	10,074
Balance, December 31, 2020, effect of Merger	—	$—	6,274,566	$1	$10,194	$(4,897)	$5,298
Issuance of restricted common stock	—	—	30,495	—	—	—	—
Stock-based compensation	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	(1,681)	(1,681)
Balance, March 31, 2021	—	$—	6,305,061	$1	$10,201	$(6,578)	$3,624
Stock-based compensation	—	—	—	—	185	—	185
Net loss	—	—	—	—	—	(3,719)	(3,719)
Balance, June 30, 2021	—	$—	6,305,061	$1	$10,386	$(10,297)	$90

The accompanying notes are an integral part of these condensed consolidated financial statements.

Renovacor, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Business and Organization

Renovacor, Inc. (the “Company,” or “Renovacor”) (f/k/a Chardan Healthcare Acquisition 2 Corp. ("Chardan")), a Delaware corporation, is a biotechnology company focused on delivering innovative precision therapies to improve the lives of patients and families battling genetically-driven cardiovascular and mechanistically-related diseases. The Company’s initial focus is on the treatment of BCL2-associated athanogene 3 (BAG3) mutation-associated dilated cardiomyopathy ("DCM") ("BAG3 DCM"). BAG3 DCM is a heritable rare disease that leads to early onset, rapidly progressing heart failure and significant mortality and morbidity. The Company’s lead product candidate, REN-001, is a recombinant adeno-associated virus ("AAV") 9-based gene therapy designed to deliver a fully functional BAG3 gene to augment BAG3 protein levels in cardiomyocytes and slow or halt progression of BAG3 DCM. The Company has entered into and may explore future collaborative alliances to support research, development, and commercialization of any of its product candidates.

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

Liquidity Considerations

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date the financial statements are issued. As of June 30, 2022, the Company had an accumulated deficit of $16.4 million and a cash and cash equivalents balance of $62.0 million. The Company has incurred losses and negative cash flows from operations since inception. The Company expects to continue to incur substantial operating losses and negative cash flows for the foreseeable future and will require additional capital as it continues to advance REN-001 and/or any future product candidates through development.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management currently anticipates that the Company’s balance of cash and cash equivalents, as of June 30, 2022, is sufficient to enable the Company to continue as a going concern through the one-year period subsequent to the filing date of this Quarterly Report on Form 10-Q. Management’s operating plan, which underlies the analysis of the Company’s ability to continue as a going concern, involves the estimation of the amount and timing of future cash inflows and outflows. Actual results could vary from the operating plan.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements as certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The results of operations and cash flows for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2022 or any other future period.

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

Financial Instruments

The fair value of the Company’s financial instruments is determined and disclosed in accordance with the three-tier fair value hierarchy specified in Note 4, Fair Value Measurements. The Company is required to disclose the estimated fair values of its financial instruments. As of June 30, 2022 and December 31, 2021, the Company’s financial instruments consisted of cash equivalents and warrant and share earnout liabilities. As of June 30, 2022, the Company did not have any other derivatives, hedging instruments or other similar financial instruments.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be “cash equivalents.” Cash and cash equivalents at June 30, 2022 consisted of cash and money market funds.

Property and Equipment, net

Property and equipment is carried at acquisition cost less accumulated depreciation and amortization, subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. The cost of normal, recurring, or periodic repairs and maintenance activities related to property and equipment, if any, are expensed as incurred. The cost for planned major maintenance activities, including the related acquisition or construction of assets, is capitalized if the repair will result in future economic benefits.

Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets. Equipment and other long-lived assets are depreciated over three to five years. Leasehold improvements are amortized over the remaining lease term or the related useful life, if shorter. When an asset is disposed of, the associated cost and accumulated depreciation or amortization is removed from the related accounts on the Company's balance sheet with any resulting gain or loss included in the Company's condensed consolidated statement of operations.

Operating Lease Right-of-use Assets and Lease Liabilities

The Company accounts for leases under ASC 842, Leases ("ASC 842"). The Company determines if an arrangement is or contains a lease at inception, which is the date on which the terms of the contract are agreed to, and the agreement creates enforceable rights and obligations. Under ASC 842, a contract is or contains a lease when (i) explicitly or implicitly identified assets have been deployed in the contract and (ii) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. The Company also considers whether its service arrangements include the right to control the use of an asset.

Operating leases are included in “Operating lease right-of-use assets” within the Company’s balance sheets and represent the Company’s right to use an underlying asset for the lease term. The Company’s related obligation to make lease payments are included in “Operating lease liability” and “Operating lease liability, net of current portion” within the Company’s balance sheets. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As none of the Company’s leases provide an implicit rate, the Company uses its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The ROU assets are tested for impairment according to ASC 360, Property, Plant, and Equipment (“ASC 360”). Leases with an initial term of 12 months or less are not recorded on the balance sheet and are recognized as lease expense on a straight-line basis over the lease term.

As of June 30, 2022, the Company’s operating lease ROU assets and corresponding short-term and long-term lease liabilities primarily relate to its Cambridge, Massachusetts facility operating lease, as more fully described in Note 8.

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

Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three and six months ended June 30, 2022 and 2021, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. The Company has not recorded its net deferred tax asset as of either June 30, 2022 or December 31, 2021 because it maintained a full valuation allowance against all deferred tax assets as of these dates as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of June 30, 2022 and December 31, 2021, the Company had no uncertain tax positions.

Net Income (Loss) per Share of Common Stock

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

Accounting Pronouncements Recently Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 (amended by ASU 2019-10 and ASU 2020-05) is effective for non-public entities and emerging growth companies for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The new standard establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. A modified retrospective transition approach is required at the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company adopted this standard effective January 1, 2022. The adoption did not have a material impact on the Company’s consolidated condensed financial statements as of the adoption date. However, in the second quarter of 2022, the Company entered into two real estate leases which resulted in the recognition of the required right-of use asset and corresponding lease liability for such lease obligations. See Note 8 for additional details. Should the Company enter into new or amend its current leases in the future, the carrying values of the Company's right-of use assets and lease liabilities could be materially impacted.

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
(2)
Includes 500,000 shares of common stock being held in escrow and subject to vesting or forfeiture based on satisfaction of the Earnout Milestones set forth in the Sponsor Support Agreement. Such shares are liability classified and included in the Share earnout liability as of June 30, 2022 and December 31, 2021.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 and 3 during the six months ended June 30, 2022.

The table below presents the liabilities measured and recorded in the financial statements at fair value on a recurring basis at June 30, 2022 and December 31, 2021 categorized by the level of inputs used in the valuation of each asset and liability.

	June 30, 2022
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents – money market funds	$60,997	$60,997	$—	$—
Total assets	$60,997	$60,997	$—	$—
Liabilities
Warrant liability	$980	$—	$—	$980
Share earnout liability	1,938	—	—	1,938
Total liabilities	$2,918	$—	$—	$2,918

	December 31, 2021
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents – money market funds	$77,792	$77,792	$—	$—
Total assets	$77,792	$77,792	$—	$—
Liabilities
Warrant liability	$11,165	$—	$—	$11,165
Share earnout liability	12,256	—	—	12,256
Total liabilities	$23,421	$—	$—	$23,421

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

Warrant Liability and Earnout Share Liability

The reconciliation of the Company's warrant and earnout share liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Warrant	Earnout Share
(In thousands)	Liability	Liability
Balance, December 31, 2021	$11,165	$12,256
Change in the fair value of liability	(10,185)	(10,318)
Balance, June 30, 2022	$980	$1,938

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

The fair value of the Private Placement Warrants has been estimated with the following assumptions:

	June 30,	December 31,
	2022	2021
Stock price	$2.03	$7.70
Strike price	$11.50	$11.50
Expected volatility	80.0%	75.0%
Risk-free interest rate	2.94%	1.01%
Expected dividend yield	—	—
Expected life (years)	2.82	3.31
Fair value per warrant	$0.28	$3.19

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

The fair value of the Earnout Shares has been estimated with the following assumptions:

	June 30,	December 31,
	2022	2021
Stock price	$2.03	$7.70
Probability of Change in Control	20.0%	7.5%
Expected volatility	80.0%	75.0%
Risk-free interest rate	3.02%	1.35%
Expected dividend yield	—	—
Expected life (years)	5.51	6.00
Fair value per share	$0.80	$5.06

Note 5. Property and Equipment

Property and equipment, net, consisted of the following:

	June 30,	December 31,
($ in thousands)	2022	2021
Laboratory equipment	$897	$380
Leasehold improvements	53	—
Total property and equipment, at cost	950	380
Less: accumulated depreciation and amortization	(37)	(1)
Property and equipment, net	$913	$379

Note 6. Prepaid Expenses

Prepaid expenses consisted of the following:

	June 30,	December 31,
($ in thousands)	2022	2021
Research and development costs	$530	$209
Insurance	401	1,369
Other	290	185
Total prepaid expenses	$1,221	$1,763

Note 7. Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
($ in thousands)	2022	2021
Employee compensation and benefits	$1,339	$1,282
External research and development expenses	639	409
Property and equipment	53	360
Professional fees	166	347
Other	144	100
Total accrued expenses	$2,341	$2,498

Note 8. Commitments and Contingencies

Legal Proceedings

The Company is not currently subject to any material legal proceedings.

License and Sponsored Research Agreements

The Company is obligated to compensate Temple pursuant to the Temple License Agreement and is committed to funding the Temple SRA and Utah SRA, each as further described in Note 9.

Lease Commitments

The Company has commitments under certain operating leases for facilities used in its operations. These operating leases have initial lease terms ranging from 2.0 to approximately 10.3 years. The lease agreements contain provisions for future rent increases and options to extend the initial lease terms.

Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of June 30, 2022 is as follows:

($ in thousand)	Operating Leases
Remainder of 2022	$146
2023	254
2024	76
2025	16
2026	17
Thereafter	124
Total lease payments	$633
Less: imputed interest	(68)
Total present value of lease liabilities	$565

In June 2022, the Company entered into an agreement to lease portions of a facility. The lease commencement date had not occurred for certain portions of the facility at June 30, 2022. As a result, future lease payments of approximately $5.0 million are not recorded on the Company’s consolidated balance sheets and are excluded from the table above. Each of the premises set forth in the agreement are expected to be fully available by January 2023, with a initial term of approximately 10.3 years; provided, however, the Company has the right to terminate the lease effective September 30, 2029, subject to an early termination penalty.

The following table sets forth information pertaining to the Company's operating lease liabilities as of June 30, 2022:

June 30,
2022
Weighted-average remaining lease term (in years):
Operating leases	4.24
Weighted-average discount rate:
Operating leases	2.97%

During the six months ended June 30, 2022, rent expense was less than $0.1 million. No rent expense was incurred during the six months ended June 30, 2021

Note 9. License and Sponsored Research Agreements

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

As it relates to the Temple SRA, prior to the amendment entered into in August 2021 and effective as of July 1, 2021, Temple was to conduct certain preclinical activities for a three-year period, unless terminated sooner or extended by mutual written consent, for which the Company was obligated to fund approximately $0.9 million over the three-year initial term of the Temple SRA. The Temple SRA was further amended effective as of July 1, 2021 (the “2021 Amendment”) to, among other things, revise the period of performance, scope of work, and the budget. Following the 2021 Amendment, the Company is expected to fund up to a total of approximately $5.3 million to Temple through June 30, 2024, pursuant to the Temple SRA, of which approximately $1.8 million has been funded and/or incurred since inception of the Temple SRA through June 30, 2022.

During the three months ended June 30, 2022 and 2021, the Company recorded research and development expenses of approximately $0.3 million and $0.1 million, respectively, related to the Temple SRA. During the six months ended June 30, 2022 and 2021, the Company recorded research and development expenses of approximately $0.5 million and $0.2 million, respectively, related to the Temple SRA.

University of Utah

In June 2022, the Company entered into a research agreement (the "Utah SRA") with the University of Utah ("Utah"), pursuant to which (i) Utah and Renovacor will conduct a research collaboration focused on a protein discovered by Utah's scientists that has the potential to address multiple genetic segments of arrhythmogenic cardiomyopathy, and (ii) the Company was granted an option for an exclusive license to inventions generated from the collaboration, the terms of which shall be negotiated following notice in writing of exercise of the option. The term of the Utah SRA commenced on July 1, 2022 and shall continue until June 30, 2027 unless earlier terminated in accordance with the provisions of the Utah SRA (the "Initial Term"); provided, however, the Utah SRA may be extended for additional periods of performance beyond the Initial Term, upon written approval by the Company and Utah. Pursuant to the terms of the Utah SRA, the Company is obligated to fund Utah a total of approximately $3.5 million during the five-year Initial Term.

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

The following table summarizes outstanding warrants to purchase shares of the Company’s common stock as of June 30, 2022 and December 31, 2021:

	Number of Warrants
	June 30,	December 31,	Weighted-Average
	2022	2021	Exercise Price	Expiration Date
Liability-classified Warrants
April 2020 Private Placement Warrants	3,500,000	3,500,000	$11.50	4/23/2025
	3,500,000	3,500,000
Equity-classified Warrants
April 2020 Public Warrants (1)	8,622,644	8,622,644	$11.50	9/2/2026
September 2021 Pre-Funded Warrants (2)	715,224	715,224	$0.01	—
	9,337,868	9,337,868
Total outstanding	12,837,868	12,837,868

———————

(1)
Public Warrants assumed in the Merger. Each warrant share is exercisable for one-half share of common stock, provided, however, each warrant must be exercised in multiples of two.
(2)
Pre-Funded Warrant issued in connection with PIPE Investment (Note 3). Each warrant share is exercisable indefinitely for one share of common stock.

Capital Stock Reserves

As of June 30, 2022, the Company reserved the following shares of common stock for future issuance:

Amount
Shares issuable upon exercise of pre-funded warrants outstanding	715,224
Shares issuable upon exercise of warrants outstanding	7,811,322
Shares issuable upon issuance of contingent consideration (Earnout Shares and Earnout RSUs)	1,994,338
Shares issuable upon exercise of outstanding stock options	2,140,201
Shares issuable upon vesting of time-based restricted stock units	163,350
Shares reserved for future issuance under 2021 Incentive Plan	814,420
Total	13,638,855

Note 11. Stock-based Compensation

Equity Incentive Plans

As of June 30, 2022, the only equity compensation plan from which the Company may currently issue new awards is the Company’s 2021 Omnibus Incentive Plan (the “2021 Plan”), as more fully described below.

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

2021 Omnibus Incentive Plan

At the Effective Time, the Company adopted the 2021 Plan which permits the granting of incentive stock options, non-qualified options, stock appreciation rights, restricted stock, restricted stock units and other stock-based award, and performance awards to employees, directors, and non-employee consultants and/or advisors. As of June 30, 2022, 3,008,803 shares of Common Stock are authorized for issuance pursuant to awards under the 2021 Plan. The pool of available shares automatically increases on the first day of each calendar year, beginning January 1, 2022 and ending January 1, 2031, by an amount equal to the lesser of (i) 4% of the outstanding shares of our Common Stock determined on a fully-diluted basis as of the immediately preceding December 31 and (ii) such smaller number of shares as determined by the Company's board of directors.

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

As of June 30, 2022, options exercisable for 1,959,511 shares of common stock and 234,872 restricted stock units (including 71,522 Earnout RSUs) were outstanding, and 814,420 shares of common stock units remain available for future issuance under the 2021 Plan.

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

The Company classifies stock-based compensation expense in the statement of operations in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified. Total stock-based compensation expense attributable to stock-based payments made to employees, consultants and directors included in operating expenses in the Company's condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three months ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2022	2021	2022	2021
Research and development	$328	$176	$673	$179
General and administrative	304	9	560	13
Total stock-based compensation expense	$632	$185	$1,233	$192

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

The fair value of each option award at the date of grant was estimated using the Black-Scholes option pricing model. All options granted during the six months ended June 30, 2022 and 2021 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant.

The following table provides the weighted-average assumptions used in determining the fair value of option awards to purchase 953,725 and 121,799 shares of common stock granted during the six months ended June 30, 2022 and 2021, respectively:

	Six months ended
	June 30,
	2022	2021
Expected volatility	77.0%	72.3%
Risk-free interest rate	2.37%	0.79%
Expected dividend yield	—	—
Expected term (years)	6.03	5.47

The weighted average fair value of the options granted was $2.99 and $5.36 per share for the six months ended June 30, 2022 and 2021, respectively.

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2022:

($ in thousands, except share and per share data)	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	1,376,937	$7.61	9.5	$676
Granted	953,725	4.42
Exercised	(11,648)	0.45
Forfeited	(178,813)	4.73
Expired	—	—
Outstanding at June 30, 2022 (1)	2,140,201	$6.47	9.3	$158
Exercisable at June 30, 2022	266,199	$7.18	8.6	$90

_____________________________________

(1)
Includes both vested stock options as well as unvested stock options for which the requisite service period has not been rendered but that are expected to vest based on achievement of a service condition.

The fair value of options that vested during the six months ended June 30, 2022 was approximately $0.6 million As of June 30, 2022, there was approximately $7.0 million of unrecognized stock-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average period of 3.3 years.

Restricted Stock Awards

In connection with the closing of the Merger, all unvested restricted stock awards outstanding immediately prior to the Effective Time became fully vested, resulting in the recognition of less than $0.1 million in stock-based compensation expense in the third quarter of 2021. Additionally, pursuant to the provisions of the Merger Agreement, the Company issued 72,546 Earnout RSUs during the fourth quarter of 2021, of which 71,522 remain outstanding and unvested at June 30, 2022, representing holders of Old Renovacor Options aggregate Per Share Earnout Consideration (as defined in the Merger Agreement) in respect of such shares of Old Renovacor Options. See Note 3 for details.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the six months ended June 30, 2022:

	Time-based Awards		Market-based Awards
($ in thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2021	—	$—	72,546	$6.42
Granted	163,350	6.45	—	—
Forfeited	—	—	(1,024)	6.42
Vested	—	—	—	—
Nonvested shares at June 30, 2022	163,350	$6.45	71,522	$6.42

As of June 30, 2022, there was $0.9 million of unrecognized compensation cost related to the time-based awards and $0.4 million of unrecognized compensation cost related to the market-based awards, which is expected to be recognized over a weighted average period of 3.6 and 5.51 years, respectively.

Note 12. Related Parties

Sponsor Ownership

Jonas Grossman, a member of the Company's board of directors since 2018, is a managing member of Chardan Capital Markets, LLC ("Chardan CM"), an affiliate of the Sponsor. Additionally, Gbola Amusa, a member of the Company's board of directors since June 2018, is a partner of Chardan CM.

As of June 30, 2022, the Sponsor held (i) 500,000 shares of the Company's common stock being held in escrow and subject to vesting or forfeiture based on satisfaction of the earnout milestones set forth in the Sponsor Support Agreement, and (ii) 3,500,000 warrants exercisable to purchase one share of the Company's common stock at an exercise price of $11.50.

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

The Company incurred consulting fees with Dr. Arthur Feldman, the founder and prior director Old Renovacor, of less than $0.1 million during each of the three and six months ended June 30, 2022 and 2021. As of June 30, 2022, no amounts were due to Dr. Feldman.

Agreements with Temple

Dr. Arthur Feldman, the Company's founder, 5% or greater stockholder and current Chief Scientific Advisor, is an employee of Temple. During the three months ended June 30, 2022 and 2021, the Company recorded research and development expenses of approximately $0.3 million and $0.1 million, respectively, related to the Temple SRA. During the six months ended June 30, 2022 and 2021, the Company recorded research and development expenses of approximately $0.5 million and $0.2 million, respectively, related to the Temple SRA. See Note 8 for further information on the Temple SRA.

Note 13. Net Income (Loss) Per Share

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, which includes the shares underlying the outstanding Pre-Funded Warrant, as such warrant is exercisable, in whole or in part, for nominal cash consideration with no expiration date. Shares of common stock outstanding but subject to forfeiture and cancellation by the Company (e.g., Sponsor Earnout Shares – see Note 3) are excluded from the weighted-average number of shares until the period in which such shares are no longer subject to forfeiture.

The Company used the two-class method to compute net income per common share for the six months ended June 30, 2022 as the Company realized net income and has securities outstanding (Sponsor Earnout Shares) that entitle the holders to participate in cash dividends and earnings of the Company. Under this method, earnings are allocated to common stock and participating securities based on their respective rights to receive dividends, as if all undistributed earnings for the period were distributed. The holders of the Sponsor Earnout Shares, which are subject to forfeiture, are entitled to receive nonforfeitable cash dividends during the Earnout Periods on a basis equivalent to the dividend paid to holders of common stock, and therefore, these unvested shares subject to forfeiture and cancellation meet the definition of participating securities. The two-class method is not applicable during periods with a net loss.

Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, Public Warrants and Private Placement Warrants, and Sponsor Earnout Shares and Old Renovacor Earnout Shares, which would result in the issuance of incremental shares of common stock, unless their effect would be anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands except per share data)	2022	2021	2022	2021
Net income (loss) per share — Basic:
Net income (loss)	$(4,024)	$(3,718)	$2,570	$(5,400)
Less: Undistributed earnings to participating securities	—	—	(72)	—
Net income (loss) attributable to common stockholders	$(4,024)	$(3,718)	$2,498	$(5,400)

Net income (loss)	$(4,024)	$(3,718)	$2,498	$(5,400)
Denominator for basic net income (loss) per share	17,478,008	6,274,566	17,471,341	6,274,566
Basic net income (loss) per common share	$(0.23)	$(0.59)	$0.14	$(0.86)

Net income (loss) per share — Diluted:
Net income (loss)	$(4,024)	$(3,718)	$2,570	$(5,400)
Less: Undistributed earnings to participating securities	—	—	(72)	—
Numerator for diluted net income (loss) per share	$(4,024)	$(3,718)	$2,498	$(5,400)

Denominator for basic net income (loss) per share	17,478,008	6,274,566	17,471,341	6,274,566
Plus: Incremental shares underlying “in the money” options outstanding	—	—	39,153	—
Plus: Incremental shares underlying time-based restricted stock units	—	—	39,632	—
Denominator for diluted net income (loss) per share	17,478,008	6,274,566	17,550,126	6,274,566
Diluted net income (loss) per common share	$(0.23)	$(0.59)	$0.14	$(0.86)

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2022 and 2021, as their effect is anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock options	2,140,201	194,926	1,826,229	194,926
Restricted stock units	234,872	—	234,872	—
Common stock warrants	12,122,644	—	12,122,644	—
Earnout shares	2,422,816	—	2,422,816	—
Total	16,920,533	194,926	16,606,561	194,926

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

Overview

We are a biotechnology company focused on delivering innovative precision therapies to improve the lives of patients and families battling genetically-driven cardiovascular and mechanistically-related diseases. Our initial focus is on the treatment of BCL2-associated athanogene 3 (BAG3) mutation-associated dilated cardiomyopathy ("DCM") ("BAG3 DCM"). BAG3 DCM is a heritable rare disease that leads to early onset, rapidly progressing heart failure and significant mortality and morbidity. Our lead product candidate, REN-001, is a recombinant adeno-associated virus ("AAV") 9-based gene therapy designed to deliver a fully functional BAG3 gene to augment BAG3 protein levels in cardiomyocytes and slow or halt progression of BAG3 DCM. We have entered into and may explore future collaborative alliances to support research, development, and commercialization of any of our product candidates.

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

We plan to submit an Investigational New Drug ("IND") application in connection with our lead product candidate, REN-001, in the second half of 2022. If our IND submission is accepted by the U.S. Food and Drug Administration (“FDA”), we plan to subsequently initiate a phase I/II clinical trial of REN-001 in patients with BAG3 DCM.

Research and Development

Our Pipeline

In addition to our lead product candidate, REN-001, we are currently developing a pipeline of innovative and proprietary BAG3-associated gene therapies for diseases with high unmet medical need associated with mutations in the BAG3 gene and mechanistically linked to BAG3's expression and function. Additionally, we recently announced that we have expanded our pipeline to advance an AAV gene therapy program as a potential precision therapy for three genetic segments of arrhythmogenic cardiomyopathy ("ACM").

Our current pipeline is represented in the diagram below.

RCSI: retrograde coronary sinus infusion; IV: intravenous; CV: Cardiovascular; CNS: Central nervous system; DCM: Dilated Cardiomyopathy; ACM: Arrhythmogenic Cardiomyopathy

* The diagram above is representative of the current stage of our development and does not reflect our expectations of the clinical trials needed or an agreed upon pathway with the FDA for commercialization of our product candidates. We acknowledge that the required clinical studies and pathway to commercialization must be agreed upon with the FDA.

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

Clinical Development Plan for REN-001

We completed a Type B Pre-IND meeting with the FDA on June 16, 2020 to obtain FDA feedback on REN-001. We plan to submit an IND for REN-001 in the second half of 2022. If our IND submission is accepted by the FDA, we plan to subsequently initiate a phase I/II clinical trial of REN-001 in patients with BAG3-associated DCM. We expect the phase I/II clinical trial will be conducted in two sequential parts consisting of dose escalation and dose expansion components. The dose escalation part will enroll cohorts of three to six subjects to identify a preferred dose and be followed by a dose expansion cohort to further explore the safety, tolerability and preliminary evidence of efficacy at the preferred dose. This will be an open label study with the goal of evaluating the safety and efficacy of REN-001. Safety and tolerability will be evaluated based on assessment of frequency and severity measures of adverse events and serious adverse events. Efficacy will be evaluated based on measures of cardiac structure and function, circulating biomarkers, and patient functional capacity and quality of life.

We will consult with the FDA following completion of our planned phase I/II clinical trial to determine the need for, and optimal design of, future clinical trials.

Other Target Indications

Our preclinical strategy includes plans to advance earlier stage research programs where we believe our BAG3 gene therapy technology has the potential to provide meaningful clinical benefit for diseases in areas of high unmet medical need. These research and discovery programs include BAG3-mediated diseases associated with the cardiovascular system and the central nervous system. Additionally, we are exploring an AAV gene therapy program as a potential precision therapy for multiple genetic segments of ACM. To accelerate this new program, we have entered into a sponsored research agreement with the Nora Eccles Harrison Cardiovascular Research and Training Institute of the University of Utah ("Utah"). See further information under the heading "License and Sponsored Research Agreements."

License and Sponsored Research Agreements

Our current license and sponsored research agreements include the Temple License Agreement and Temple SRA, each described under the caption “Item 1. Business — License and Sponsored Research Agreements” in our 2021 Form 10-K and within Note 9 of the accompanying notes to the condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q, and the Utah SRA, as defined and more fully described below. In addition to our current arrangements, we may seek to enter into additional sponsored research agreements or collaborative alliances to support development and commercialization of REN-001 and/or research additional drug candidates.

University of Utah SRA

In June 2022, we entered into a research agreement (the "Utah SRA") with Utah, pursuant to which (i) Utah and Renovacor will conduct a research collaboration focused on a protein discovered by Utah's scientists that has the potential to address multiple genetic segments of ACM, and (ii) we were granted an option for an exclusive license to inventions generated from the collaboration, the terms of which shall be negotiated following notice in writing of exercise of the option. The term of the Utah SRA commenced on July 1, 2022 and shall continue until June 30, 2027 unless earlier terminated in accordance with the provisions of the Utah SRA (the "Initial Term"); provided, however, the Utah SRA may be extended for additional periods of performance beyond the Initial Term, upon written approval by us and Utah. Pursuant to the terms of the Utah SRA, we are obligated to fund Utah a total of approximately $3.5 million during the five-year Initial Term.

The Business Combination

On September 2, 2021, we consummated the previously announced business combination contemplated by that certain Agreement and Plan of Merger, dated March 22, 2021, by and among the Company, CHAQ2 Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), and Renovacor Holdings, Inc. (f/k/a Renovacor, Inc. ("Old Renovacor")), pursuant to which Merger Sub merged with and into Old Renovacor, with Old Renovacor as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of the Company (the “Business Combination”). On September 2, 2021, the Company changed its name from Chardan Healthcare Acquisition 2 Corp. to Renovacor, Inc.

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP.

On September 2, 2021, our common stock, par value $0.0001 per share and our warrants originally issued in our initial public offering, began trading on the NYSE American LLC under the ticker symbols “RCOR” and “RCOR.WS,” respectively.

See Note 1, “Business and Organization” and Note 3, “Merger and Recapitalization” in the notes to the condensed consolidated financial statements included in this Quarterly Report for further details.

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

Results of Operations

Three and Six Months Ended June 30, 2022 and 2021

Overview

During the three months ended June 30, 2022, our loss from operations totaled $9.1 million, a 145% increase compared to a loss from operations of $3.7 million for the three months ended June 30, 2021. During the six months ended June 30, 2022, our loss from operations totaled $18.0 million, a 233% increase compared to a loss from operations of $5.4 million for the six months ended June 30, 2021. Research and development expenses comprised the majority of our total operating expenses, as shown in the table below.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in thousands)	2022	2021	$ Change	2022	2021	$ Change
Operating expenses:
Research and development	$6,289	$3,333	$2,956	$12,219	$4,488	$7,731
General and administrative	2,838	385	2,453	5,763	912	4,851
Total operating expenses	$9,127	$3,718	$5,409	$17,982	5,400	$12,582
Loss from operations	$(9,127)	$(3,718)	$(5,409)	$(17,982)	$(5,400)	$(12,582)

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in thousands)	2022	2021	$ Change	2022	2021	$ Change
Compensation and related benefits	$2,353	$462	$1,891	$4,354	$497	$3,857
Other external research and development costs	3,936	2,871	1,065	7,865	3,991	3,874
Total research and development expenses	$6,289	$3,333	$2,956	$12,219	$4,488	$7,731

Total research and development expenses were $6.3 million for the three months ended June 30, 2022, a 89% increase compared to total research and development expenses of $3.3 million for the three months ended June 30, 2021. Total research and development expenses for the six months ended June 30, 2022 were $12.2 million, a 172% increase compared to total research and development expenses of $4.5 million for the six months ended June 30, 2021. The increase during the each of the three and six months ended June 30, 2022, as compared to the corresponding prior period, were primarily due to increases in (i) compensation-related costs associated with the hiring of key personnel and overall increase in number of employees, (ii) drug supply costs associated with our preclinical activities, including IND-enabling studies and preparation for potential clinical trials, and (iii) external costs associated with the execution of ongoing preclinical studies as we prepare for an IND submission for REN-001, which is planned for the second half of 2022, and related clinical activities.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
($ in thousands)	2022	2021	$ Change	2022	2021	$ Change
Compensation and related benefits	$1,162	$120	$1,042	$2,147	$219	$1,928
Professional and consulting fees	964	220	744	2,196	627	1,569
Other administrative costs	712	45	667	1,420	66	1,354
Total general and administrative expenses	$2,838	$385	$2,453	$5,763	$912	$4,851

Total general and administrative expenses were $2.8 million for the three months ended June 30, 2022, a 637% increase compared to total general and administrative expenses of $0.4 million for the three months ended June 30, 2021. Total general and administrative expenses were $5.8 million for the six months ended June 30, 2022, a 532% increase compared to total general and administrative expenses of $0.9 million for the six months ended June 30, 2022. The increase during each of the three and six months ended June 30, 2022, as compared to the corresponding prior period, were primarily due to increases in (i) compensation-related costs associated with the hiring of key personnel and overall increase in number of employees, (ii) professional and consulting fees due to increases in legal costs, fees incurred with investor/public relations firms, and contract labor, and (iii) other administrative costs related to additional spending as a result of our growth and operating as a publicly-traded company, including board fees and director and officer insurance.

Interest Income

During the three and six months ended June 30, 2022, we recorded less than $0.1 million of interest income primarily related to investments in money market funds classified as cash equivalents. No such interest income was recognized during the three and six months ended June 30, 2021.

Change in Fair Value of Warrant Liability

During the three and six months ended June 30, 2022 we recorded a change in the fair value of warrant liability, representing a non-cash warrant revaluation gain of approximately $2.9 million and $10.2 million respectively, related to our liability-classified Private Placement Warrants, as more fully described in Note 10 of the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Due to the nature of and inputs in the model used to assess the fair value of our outstanding Private Placement Warrants, it is not abnormal to experience significant fluctuations during each remeasurement period. These fluctuations may be due to a variety of factors, including changes in our stock price and changes in estimated stock price volatility over the remaining life of the warrants. Changes in the fair value of the warrant liability and resulting warrant revaluation gains for the three and six months ended June 30, 2022 was driven primarily by the decrease in our stock price during each period.

Change in Fair Value of Share Earnout Liability

During the three and six months ended June 30, 2022 we recorded a change in fair value of share earnout liability, representing a non-cash share earnout revaluation gain of approximately $2.2 million and $10.3 million respectively, related to our liability-classified Earnout Shares, as more fully described in Note 4 of the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Due to the nature of and inputs in the model used to assess the fair value of the outstanding Earnout Shares, it is not abnormal to experience significant fluctuations during each remeasurement period. These fluctuations may be due to a variety of factors, including changes in our stock price and changes in estimated stock price volatility over the remaining life of the warrants. Changes in the fair value of the share earnout liability and resulting share earnout revaluation gains for the three and six months ended June 30, 2022 was driven primarily by the decrease in our stock price during each period.

Net Income (Loss)

As a result of the factors discussed above, net loss for the three months ended June 30, 2022 was $4.0 million, compared to net loss of $3.7 million for the three months ended June 30, 2021. Net income for the six months ended June 30, 2022 was $2.6 million, compared to a net loss of $5.4 million for the six months ended June 30, 2021.

Financial Condition, Liquidity and Capital Resources

Financial Condition

As of June 30, 2022, we had an accumulated deficit of $16.4 million. To date, we have not generated any revenue.

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

Liquidity and Capital Resources

Overview

We require cash to fund our operating expenses and to make capital expenditures. Historically, we have funded our cash requirements primarily through the sale of preferred stock, common stock, pre-funded warrants, common stock warrants and a convertible note. As of June 30, 2022 we had $62.0 million of cash and cash equivalents.

Funding Requirements

We believe that, based on our current operating plan, our existing cash and cash equivalents on hand as of June 30, 2022 will enable us to fund our operations into the fourth quarter of 2023. Specifically, we believe our available funds will be sufficient to enable us to perform the following:

•
complete IND-enabling studies for our REN-001 AAV-based gene therapy program and potentially submit an IND for REN-001;
•
fund our obligations under the Temple License Agreement, Temple SRA and Utah SRA;
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

Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. Additionally, we may receive up to an aggregate of approximately $89.8 million from the exercise of our warrants outstanding as of June 30, 2022, assuming the exercise in full of such warrants for cash. See Note 10 of the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional details on our outstanding warrants. However, certain warrants may be exercised on a cashless basis and our warrants may never be exercised. If we fail to raise capital or enter into such agreements or arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates. The timing and amount of our funding requirements will depend on many factors, including:

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
•
the volatility of capital markets, inflation and other macroeconomic factors, including due to geopolitical tensions or the outbreak of hostilities or war; and
•
the impact of the ongoing coronavirus disease, COVID-19, to global economy and capital markets, and to our supply chain, business and our financial results.

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

Cash Flows

The following table provides a summary of the primary sources and uses of cash for the periods presented:

	Six months ended
	June 30,
(In thousands)	2022	2021
Net cash (used in) provided by:
Net cash used in operating activities	$(16,030)	$(4,050)
Net cash used in investing activities	(719)	—
Net cash used in financing activities	(48)	(885)
Net decrease in cash	$(16,797)	$(4,935)

Operating Activities. Net cash used in operating activities for each period presented consists primarily of net income (loss) adjusted for non-cash gains or charges and changes in components of working capital. The increase in cash used in operating activities for the six months ended June 30, 2022, as compared to the same period in 2021, was primarily due to significant increases in expenditures and corresponding cash outflows related to our REN-001 development program, including payments to consultants and contract research and manufacturing organizations, as we prepare for our potential clinical activities for REN-001.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2022 consisted of $0.7 million for the purchase of property and equipment. There was no cash used in or provided by investing activities during the six months ended June 30, 2021.

Financing Activities. Net cash used in financing activities for each of the six months ended June 30, 2022 and 2021 related primarily to merger-related expenditures associated with the Business Combination.

Contractual Obligations and Commitments

During the six months ended June 30, 2022, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our 2021 Form 10-K, however, during the six months ended June 30, 2022, we entered into two lease agreements and the Utah SRA, each as more fully described in Note 9 of the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we had no off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2022, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1#

CFO Services Agreement, by and between the Company and Wendy DiCicco, dated as of June 17, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A, filed with the Securities & Exchange Commission on June 24, 2022).

10.2#

Employment Agreement, by and between the Company and Joseph Carroll, dated as of June 17, 2022 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K/A, filed with the Securities & Exchange Commission on June 24, 2022).

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

Renovacor, Inc.

Date: August 8, 2022	By:	/s/ Magdalene Cook, M.D.
Magdalene Cook, M.D.
Chief Executive Officer

Date: August 8, 2022	By:	/s/ Wendy F. DiCicco
Wendy F. DiCicco
Chief Financial Officer