Form 10-Q
period 2022-09-30
Renovacor, Inc.
filed 2022-11-10
CIK 1799850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, the registrant had 17,269,415 shares of common stock, $0.0001 par value per share, outstanding.

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

Factors that may impact such forward-looking statements include:

•
the occurrence of any change, event, series of events or circumstances that could give rise to the termination of the Agreement and Plan of Merger, or the Rocket Merger Agreement, by and among us, Rocket Pharmaceuticals, Inc., or Rocket, Zebrafish Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Rocket, or Merger Sub I, and Zebrafish Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Rocket, or Merger Sub II, and together with Merger Sub I, the Merger Subs, that provides for the acquisition of Renovacor by Rocket, or the merger, including a termination of the Rocket Merger Agreement under circumstances that could require Renovacor or Rocket to pay a termination fee to the other party;
•
the possibility that we are unable to complete the merger due to the failure of our stockholders to adopt the Rocket Merger Agreement, or the failure to satisfy any of the other conditions to the completion of the mergers, or unexpected delays in satisfying any conditions; risks that the pendency or completion of the merger and the other transactions contemplated by the Rocket Merger Agreement disrupt current plans and operations, which may adversely impact our business;
•
the risk of legal proceedings that may be instituted against us, our directors and/or others relating to the merger;
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

i

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Renovacor, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(In thousands, except share and per share amounts)	2022	2021*
ASSETS
Current assets:
Cash and cash equivalents	$53,713	$78,790
Prepaid expenses and other current assets	1,941	1,763
Total current assets	55,654	80,553
Property and equipment, net	1,441	379
Operating lease right-of-use assets	484	—
Other assets	163	67
Total assets	$57,742	$80,999

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,228	$1,536
Accrued expenses	3,945	2,498
Operating lease liability	241	—
Other current liability	1,019	—
Total current liabilities	8,433	4,034
Warrant liability	1,369	11,165
Share earnout liability (includes 500,000 shares of Common stock, $0.0001 par value per share, subject to forfeiture, issued and outstanding at September 30, 2022 and December 31, 2021 –– Note 3)	4,967	12,256
Operating lease liability, net of current portion	265	—
Total liabilities	15,034	27,455

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 1,000,000 shares authorized; none issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 16,769,415 and 16,756,042 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	74,361	72,540
Accumulated deficit	(31,655)	(18,998)
Total stockholders’ equity	42,708	53,544
Total liabilities and stockholders’ equity	$57,742	$80,999

———————

* The condensed balance sheet at December 31, 2021 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Renovacor, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share amounts)	2022	2021	2022	2021
Operating expenses:
Research and development	$7,423	$2,925	$19,642	$7,413
General and administrative	4,682	2,315	10,445	3,227
Loss from operations	(12,105)	(5,240)	(30,087)	(10,640)
Other income (expense):
Interest income	298	—	347	—
Interest expense	(4)	(147)	(4)	(147)
Change in fair value of derivative liability	—	80	—	80
Change in fair value of warrant liability	(389)	(1,435)	9,796	(1,435)
Change in fair value of share earnout liability	(3,029)	(1,427)	7,289	(1,427)
Other income (expense), net	2	—	2	—
Net loss	$(15,227)	$(8,169)	$(12,657)	$(13,569)

Net loss per share –– basic and diluted	$(0.87)	$(0.83)	$(0.72)	$(1.82)
Weighted-average number of common shares used in computing net loss per share –– basic and diluted	17,482,933	9,794,348	17,477,445	7,460,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

Renovacor, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
(In thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,657)	$(13,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,815	710
Change in fair value of derivative liability	—	(80)
Change in fair value of warrant liability	(9,796)	1,435
Change in fair value of share earnout liability	(7,289)	1,427
Amortization of debt discount	—	136
Depreciation expense	55	1
Change in assets and liabilities:
Prepaid expenses and other current assets	841	(2,528)
Accounts payable	1,605	1,289
Accrued expenses	1,781	1,879
Other	(74)	—
Net cash used in operating activities	(23,719)	(9,300)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(1,311)	—
Net cash used in investing activities	(1,311)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Merger-related costs	(53)	—
Proceeds from issuance of convertible promissory note, net of issuance costs	—	2,445
Effect of Merger, net of transaction costs (Note 3)	—	86,792
Proceeds from issuance of common stock upon exercise of stock options	6	—
Net cash provided by (used in) financing activities	(47)	89,237
Net decrease in cash and cash equivalents	(25,077)	79,937
Cash and cash equivalents at beginning of period	78,790	5,384
Cash and cash equivalents at end of period	$53,713	$85,321

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Deferred merger costs in accounts payable	$—	$304
Property and equipment in accounts payable and accrued expenses	$166	$20
Non-cash insurance premium financing	$1,019	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFO:
Cash paid for amounts included in measurement of lease liabilities	$118	$—
Cash paid during the period for interest	$—	$12
Right-of-use assets obtained in exchange for new operating lease obligations	$575	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Renovacor, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Nine Months Ended September 30, 2022

			Additional		Total
	Common Stock		Paid-in-	Accumulated	Stockholders'
(In thousands, except share amounts)	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	16,756,042	$2	$72,540	$(18,998)	$53,544
Stock-based compensation	—	—	601	—	601
Net income	—	—	—	6,594	6,594
Balance, March 31, 2022	16,756,042	$2	$73,141	$(12,404)	$60,739
Issuance of common stock upon exercise of stock options	11,648	—	5	—	5
Stock-based compensation	—	—	632	—	632
Net loss	—	—	—	(4,024)	(4,024)
Balance, June 30, 2022	16,767,690	$2	$73,778	$(16,428)	$57,352
Issuance of common stock upon exercise of stock options	1,725	—	1	—	1
Stock-based compensation	—	—	582	—	582
Net loss	—	—	—	(15,227)	(15,227)
Balance, September 30, 2022	16,769,415	$2	$74,361	$(31,655)	$42,708

	Nine Months Ended September 30, 2021

							Total
	Convertible				Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Equity
(In thousands, except share amounts)	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2020	2,578,518	$10,074	1,953,368	$—	$121	$(4,897)	$(4,776)
Retroactive application of reverse recapitalization (Note 3)	(2,578,518)	(10,074)	4,321,198	1	10,073	—	10,074
Balance, December 31, 2020, effect of Merger	—	$—	6,274,566	$1	$10,194	$(4,897)	$5,298
Issuance of restricted common stock	—	—	30,495	—	—	—	—
Stock-based compensation	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	(1,681)	(1,681)
Balance, March 31, 2021	—	$—	6,305,061	$1	$10,201	$(6,578)	$3,624
Stock-based compensation	—	—	—	—	185	—	185
Net loss	—	—	—	—	—	(3,719)	(3,719)
Balance, June 30, 2021	—	$—	6,305,061	$1	$10,386	$(10,297)	$90
Issuance of restricted common stock	—	—	—	—	—	—	—
Effect of Merger and recapitalization (refer to Note 3)	—	—	8,166,205	1	31,269	—	31,270
Common stock and pre-funded warrants issued pursuant to PIPE financing	—	—	2,284,776	—	29,704	—	29,704
Stock-based compensation	—	—	—	—	518	—	518
Net loss	—	—	—	—	—	(8,169)	(8,169)
Balance, September 30, 2021	—	$—	16,756,042	$2	$71,877	$(18,466)	$53,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

Renovacor, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Business and Organization

Business Overview

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

Rocket Merger Agreement

On September 19, 2022, the Company entered into an Agreement and Plan of Merger (the “Rocket Merger Agreement”) with Rocket Pharmaceuticals, Inc., a Delaware corporation (“Rocket”), Zebrafish Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Rocket (“Merger Sub I”), and Zebrafish Merger Sub II, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Rocket (“Merger Sub II,” and together with Merger Sub I, the “Merger Subs”) pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Rocket Merger Agreement, (i) Merger Sub I will merge with and into the Company (the “First Merger”) and (ii) the Company, as the surviving company of the First Merger, will merge with and into Merger Sub II (the “Second Merger” and together with the First Merger, the “Mergers”), with Merger Sub II as the surviving company in the Second Merger and as a wholly owned subsidiary of Rocket (the “Surviving Company”).

Among other things and subject to the terms and conditions of the Rocket Merger Agreement, at the effective time of the First Merger (the “First Effective Time”), each share of the Company's common stock, par value $0.0001 per share (collectively, the “Renovacor Shares”), issued and outstanding immediately prior to the First Effective Time will be converted into the right to receive a number of shares of common stock of Rocket, par value $0.01 per share (collectively, the “Rocket Shares”), determined on the basis of an exchange formula set forth in the Rocket Merger Agreement (the “Rocket Exchange Ratio”). The Rocket Exchange Ratio will initially be equal to approximately 0.1676 Rocket Shares for each Renovacor Share (subject to adjustment as described in this paragraph). Under certain circumstances further described in the Rocket Merger Agreement, the Rocket Exchange Ratio may be adjusted upward or downward based on the level of Company's net cash at the closing of the First Merger and certain other adjustments, as determined in accordance with the Rocket Merger Agreement. There can be no assurances as to Company's level of net cash between now and the closing of the transactions contemplated by the Merger Agreement. Immediately following the completion of the mergers, former Renovacor stockholders are expected to own approximately 4.1% of the of the outstanding shares of Rocket.

Each of the board of directors of Rocket and the board of directors of Renovacor have approved the Rocket Merger Agreement and the transactions contemplated thereby. The transaction is subject to approval by the stockholders of both companies, as well as regulatory approvals and satisfaction of other customary closing conditions. Contemporaneously with the execution of the Rocket Merger Agreement, Renovacor and certain stockholders of Rocket, holding approximately 35% of Rocket’s outstanding shares, and Rocket and certain stockholders of Renovacor, holding approximately 9.4% of Renovacor’s outstanding shares, entered into a voting and support agreement and have agreed to vote in favor of the transaction. The special meetings of shareholders of both Rocket and Renovacor to approve the Rocket Merger Agreement and the transactions contemplated thereby is scheduled to be held on November 30, 2022. However, there is no assurance that Rocket and/or Renovacor shareholders will approve the proposals required to complete the Mergers successfully.

The foregoing description of the Rocket Merger Agreement is not a complete description of all the parties’ rights and obligations under the Rocket Merger Agreement and is qualified in its entirety by reference to the Rocket Merger Agreement, which was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2022, and is filed herewith.

SPAC Merger Agreement

Prior to September 2, 2021, the Company was a special purpose acquisition company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business transaction with one or more businesses or entities. On September 2, 2021 (the "SPAC Merger Closing Date"), the Company consummated the business combination contemplated by that certain Agreement and Plan of Merger, dated March 22, 2021 (the “SPAC Merger Agreement”), by and among the Company, CHAQ2 Merger Sub, Inc., a wholly owned subsidiary of the Company (“SPAC Merger Sub”), and Renovacor Holdings, Inc. (f/k/a Renovacor, Inc. ("Old Renovacor")). Pursuant to the SPAC Merger Agreement, (i) SPAC Merger Sub merged with and into Old Renovacor, with Old Renovacor as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of the Company (the “SPAC Merger”) and (ii) the Company’s name was changed from Chardan Healthcare Acquisition 2 Corp. to Renovacor, Inc. (the “SPAC Merger” and, together with the other transactions contemplated by the SPAC Merger Agreement, the “SPAC Business Combination”).

Liquidity Considerations

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date the financial statements are issued. As of September 30, 2022, the Company had an accumulated deficit of $31.7 million and a cash and cash equivalents balance of $53.7 million. The Company has incurred losses and negative cash flows from operations since inception. The Company expects to continue to incur substantial operating losses and negative cash flows for the foreseeable future and will require additional capital as it continues to advance REN-001 and/or any future product candidates through development.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management currently anticipates that the Company’s balance of cash and cash equivalents, as of September 30, 2022, is sufficient to enable the Company to continue as a going concern through the one-year period subsequent to the filing date of this Quarterly Report on Form 10-Q. Management’s operating plan, which underlies the analysis of the Company’s ability to continue as a going concern, involves the estimation of the amount and timing of future cash inflows and outflows. Actual results could vary from the operating plan.

The Company has and, assuming the Mergers are not completed, will continue to evaluate available alternatives to extend its operations beyond this date, which include financing its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. However, the Company may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If the Company fails to raise capital or enter into such agreements or arrangements as, and when, needed, it may have to significantly delay, scale back or discontinue the development and commercialization of one or more of its product candidates.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements as certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The results of operations and cash flows for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2022 or any other future period.

As further described in Note 1, in September 2022, the Company entered into the Rocket Merger Agreement. However, as the Mergers have not yet been completed, the Company has prepared these financial statements as if the Company will remain an independent reporting company, and accordingly, these financial statements do not include any of the potential accounting impacts that may result from the completion of the Rocket Merger Agreement.

Reverse Recapitalization

The SPAC Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, the Company is treated as the “acquired” company and Old Renovacor is treated as the acquirer for financial reporting purposes. As a result, the consolidated assets, liabilities and results of operations prior to the SPAC Business Combination are those of Old Renovacor. Additionally, the shares and corresponding capital amounts and losses per share, prior to the SPAC Business Combination, have been retroactively restated based on shares reflecting the applicable exchange ratio resulting from the Common Per Share Merger Consideration and/or the Preferred Per Share Merger Consideration (each as defined by the SPAC Merger Agreement).

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

Financial Instruments

The fair value of the Company’s financial instruments is determined and disclosed in accordance with the three-tier fair value hierarchy specified in Note 4, Fair Value Measurements. The Company is required to disclose the estimated fair values of its financial instruments. As of September 30, 2022 and December 31, 2021, the Company’s financial instruments consisted of cash equivalents, receivables, a note payable, and warrant and share earnout liabilities. As of September 30, 2022, the Company did not have any other derivatives, hedging instruments or other similar financial instruments.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be “cash equivalents.” Cash and cash equivalents at September 30, 2022 consisted of cash and money market funds.

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

As of September 30, 2022, the Company’s operating lease ROU assets and corresponding short-term and long-term lease liabilities primarily relate to its Cambridge, Massachusetts facility operating lease, as more fully described in Note 8.

Other Current Liability

In September 2022, the Company entered into a short-term financing arrangement with a third-party vendor to finance insurance premiums. The aggregate amount financed under this agreement was $1.0 million. As of September 30, 2022, the balance of $1.0 million, which is included in “Other current liability’ in the Company’s balance sheets, is scheduled to be paid in monthly installments through May 2023.

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

Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three and nine months ended September 30, 2022 and 2021, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. The Company has not recorded its net deferred tax asset as of either September 30, 2022 or December 31, 2021 because it maintained a full valuation allowance against all deferred tax assets as of these dates as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of September 30, 2022 and December 31, 2021, the Company had no uncertain tax positions.

Net Loss per Share of Common Stock

Basic and diluted net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period, which includes shares of common stock underlying the Pre-funded Warrant (as defined herein), as such warrant is exercisable, in whole or in part, for nominal cash consideration with no expiration date. Shares of common stock outstanding but subject to forfeiture and cancellation by the Company (e.g., Sponsor Earnout Shares, as defined in the SPAC Merger Agreement) are excluded from the weighted-average shares until the period in which such shares are no longer subject to forfeiture. The diluted net loss per share calculation gives effect to, if any, the potential exercise or conversion of securities, such as stock options, Public Warrants and Private Placement Warrants, and Sponsor Earnout Shares and Old Renovacor Earnout Shares (each as defined herein), which would result in the issuance of incremental shares of common stock, unless their effect would be anti-dilutive. See Note 13 for additional details.

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

Note 3. Merger and Recapitalization

SPAC Merger Agreement

As discussed in Note 1, on the SPAC Merger Closing Date, the Company closed the SPAC Business Combination with Old Renovacor, as a result of which Old Renovacor became a wholly-owned subsidiary of the Company. While the Company was the legal acquirer of Old Renovacor in the business combination, for accounting purposes, the SPAC Merger is treated as a reverse recapitalization, whereby Old Renovacor is deemed to be the accounting acquirer, and the historical financial statements of Old Renovacor became the historical consolidated financial statements of the Company upon the closing of the SPAC Merger. Under this method of accounting, the Company was treated as the “acquired” company and Old Renovacor is treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the SPAC Merger was treated as the equivalent of Old Renovacor issuing stock for the net assets of the Company, accompanied by a recapitalization. The net assets of the Company were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the SPAC Merger are presented as those of Old Renovacor.

At the consummation of the SPAC Merger Agreement upon filing of a certificate of merger, which occurred on the SPAC Closing Date (the "SPAC Effective Time"), an aggregate of 6,305,061 shares of the Company’s common stock, par value $0.0001 per share, plus 194,926 Exchanged Options (defined below) (the "Aggregate SPAC Merger Consideration") was issued to equityholders of Old Renovacor as of immediately prior to the SPAC Effective Time. Out of the Aggregate SPAC Merger Consideration, each holder of preferred stock of Old Renovacor, par value $0.0001 per share (the "Old Renovacor Preferred Stock") was entitled to receive a number of shares of the Company's common stock equal to the Preferred Per Share Merger Consideration (as defined in the SPAC Merger Agreement) with respect to such holder’s shares of Old Renovacor Preferred Stock. Each holder of common stock of Old Renovacor, par value $0.0001 per share (the "Old Renovacor Common Stock," and together with Old Renovacor’s preferred stock, (the "Old Renovacor Capital Stock"), was entitled to receive a number of shares of the Company’s common stock equal to the Common Per Share Merger Consideration (as defined in the SPAC Merger Agreement) with respect to such holder’s shares of Old Renovacor Common Stock. In addition, pursuant to the Company's 2021 Investor Incentive Plan, a portion of the Aggregate SPAC Merger Consideration was allocated among certain Old Renovacor equityholders or their affiliates who elected to participate in the PIPE Investment on a pro rata basis based on their respective investment amounts.

Each option to purchase shares of Old Renovacor Common Stock ("Old Renovacor Option") outstanding as of immediately prior to the SPAC Effective Time was converted into an option to purchase a number of shares of the Company’s common stock (rounded down to the nearest whole number) equal to the product of the number of shares of Old Renovacor Common Stock subject to such Old Renovacor option and the Common Per Share Merger Consideration (as defined in the SPAC Merger Agreement) (an "Exchanged Option"), which Exchanged Option is subject to the same vesting terms applicable to the Old Renovacor Option as of immediately prior to the Effective Time.

The shares and corresponding capital amounts and loss per share related to Old Renovacor Common Stock prior to the SPAC Business Combination Transaction were retroactively restated to reflect the Common Per Share Merger Consideration and the Preferred Per Share Merger Consideration (each as defined in the SPAC Merger Agreement), as applicable.

Holders of Old Renovacor Capital Stock are entitled to receive up to an additional 1,922,816 shares of the Company’s common stock (the “Old Renovacor Earnout Shares”) as follows:

•
576,845 Old Renovacor Earnout Shares, in the aggregate, if at any time during the period beginning on the date of the SPAC Merger Closing Date and ending on December 31, 2023 (the “First Earnout Period”), the volume-weighted average price ("VWAP") (as defined in the SPAC Merger Agreement) of the Company’s common stock over any twenty (20) Trading Days (as defined in the SPAC Merger Agreement) (which may or may not be consecutive) within any thirty (30) consecutive Trading Day period is greater than or equal to $17.50 per share of the Company’s common stock (the “First Milestone”).

•
An additional 576,845 Old Renovacor Earnout Shares, in the aggregate, if at any time during the period beginning on the SPAC Merger Closing Date and ending on December 31, 2025 (the “Second Earnout Period”), the VWAP of the Company’s common stock over any twenty (20) Trading Days (which may or may not be consecutive) within any thirty (30) consecutive Trading Day period is greater than or equal to $25.00 per share of the Company’s common stock (the “Second Milestone”).

•
An additional 769,126 Old Renovacor Earnout Shares, in the aggregate, if at any time during the period beginning on the SPAC Merger Closing Date and ending on December 31, 2027 (the “Third Earnout Period” and together with the First Earnout Period and the Second Earnout Period, each, an “Earnout Period” and collectively, the “Earnout Periods”), the VWAP of the Company’s common stock over any twenty (20) Trading Days (which may or may not be consecutive) within any thirty (30)

consecutive Trading Day period is greater than or equal to $35.00 per share of the Company’s common stock (the “Third Milestone” and together with the First Milestone and the Second Milestone, the “Earnout Milestones”).

•
Upon the consummation of any Change in Control (as defined in the SPAC Merger Agreement) during any Earnout Period, any Earnout Milestone with respect to such Earnout Period that has not yet been achieved shall automatically be deemed to have been achieved regardless of the valuation of the Company’s common stock in such Change in Control transaction and the Company will take all actions necessary to provide for the issuance of the shares of the Company’s common stock comprising the applicable Old Renovacor Earnout Shares issuable in respect of such Earnout Milestone(s) prior to the consummation of such Change in Control.

Each holder of Old Renovacor's Capital Stock was entitled to such holder’s aggregate Per Share Earnout Consideration (as defined in the SPAC Merger Agreement) in respect of such shares of Old Renovacor's Capital Stock as described above. In addition, at the SPAC Effective Time, holders of Old Renovacor Options received the right to be granted an Earnout RSU Award (as defined in the SPAC Merger Agreement) in respect of such holder’s Old Renovacor Options, which entitle such holder to an aggregate number of shares of the Company's common stock equal to the aggregate Per Share Earnout Consideration in respect of the shares of Old Renovacor Capital Stock underlying such Old Renovacor Options, if any, subject to the satisfaction of the applicable vesting conditions with respect to the Exchanged Options issued in respect of such Renovacor Options at the SPAC Merger closing. See Note 11 for further details.

Further, under the terms of the SPAC Business Combination (as provided for in the Sponsor Support Agreement), certain Sponsor Shares totaling 500,000 were placed into escrow and subject to forfeiture (the "Sponsor Earnout Shares"). Such Sponsor Earnout Shares will be released from escrow if the weighted average sale price of the Company's common stock equals or exceeds the applicable Target Price (as set forth in the table below) for any 20 trading days within a 30-day trading period from the SPAC Effective Time until the applicable end date. Upon consummation of any Change in Control (as defined in the SPAC Merger Agreement) during any Earnout Period, any Earnout Milestone with respect to such Earnout Period that has not yet been achieved shall automatically be deemed to have been achieved regardless of the valuation of the per share common stock price in such Change in Control transaction. Any Sponsor Earnout Shares that remain unvested as of the expiration of the applicable earnout period shall be forfeited and canceled.

The Old Renovacor Earnout Shares and Sponsor Earnout Shares (collectively, the "Earnout Shares") are summarized, as set forth in the table below:

		Old Renovacor	Sponsor
	Target Price	Earnout Shares	Earnout Shares	Total
December 31, 2023	$17.50	576,845	150,000	726,845
December 31, 2025	$25.00	576,845	150,000	726,845
December 31, 2027	$35.00	769,126	200,000	969,126
		1,922,816	500,000	2,422,816

PIPE Investment (Private Placement)

Concurrently with the execution of the SPAC Merger Agreement, the Company entered into subscription agreements (the "Subscription Agreements"), with certain investors ("PIPE Investors"), including Chardan Healthcare, certain stockholders of Old Renovacor and certain other institutional and accredited investors, pursuant to which, on the SPAC Closing Date, and concurrently with the closing of the SPAC Business Combination, the PIPE Investors purchased an aggregate of 2,284,776 shares the Company's common stock, at a price of $10.00 per share, and a pre-funded warrant entitling the holder thereof to purchase 715,224 shares of the Company's common stock (the "Pre-Funded Warrant") at an initial purchase price of $9.99 per share underlying the Pre-Funded Warrant, for aggregate gross proceeds of approximately $30.0 million (the "PIPE Investment"). The Pre-Funded Warrant is immediately exercisable at an exercise price of $0.01 and is exercisable indefinitely, provided that the holder of the Pre-Funded Warrant is prohibited from exercising such Pre-Funded Warrant in an amount that would cause such holder’s beneficial ownership of our Common Stock to exceed 9.99%, which limitation may be increased up to 19.99% at the option of the holder from time to time.

The following table summarizes the elements of the net proceeds from the SPAC Merger as of September 30, 2022:

(In thousands)	Amount
Cash – CHAQ trust and cash, net of redemptions	$65,127
Cash – PIPE financing	29,993
Less: CHAQ and Old Renovacor transaction costs paid	(5,828)
Less: Settlement of convertible note at closing	(2,500)
Effect of SPAC Merger, net of redemptions and transaction costs	$86,792

The following table details the number of shares of common stock issued immediately following the consummation of the SPAC Merger:

Number of Shares
Common stock, outstanding prior to SPAC Merger	8,622,644
Less: redemption of CHAQ shares	(2,112,100)
Common stock of CHAQ	6,510,544
CHAQ Founder shares	2,155,661
Shares issued in PIPE Financing	2,284,776
Merger and PIPE financing shares - common stock	10,950,981
Shares issued to Old Renovacor - common stock (1)	6,305,061
Total shares of common stock immediately after SPAC Merger (2)	17,256,042

____________________

(1)
The number of shares of common stock issued to Old Renovacor equityholders was determined based on (i) 1,987,636 shares of Old Renovacor Common Stock outstanding immediately prior to the closing of the SPAC Merger converted based on the Common Per Share Merger Consideration (as defined in the SPAC Merger Agreement) and (ii) 2,578,518 shares of Old Renovacor Preferred Stock outstanding immediately prior to the closing of the SPAC Merger converted based on the Preferred Per Share Merger Consideration (as defined in the SPAC Merger Agreement). All fractional shares were rounded down.
(2)
Includes 500,000 shares of common stock being held in escrow and subject to vesting or forfeiture based on satisfaction of the Earnout Milestones set forth in the Sponsor Support Agreement. Such shares are liability classified and included in the Share earnout liability as of September 30, 2022 and December 31, 2021.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 and 3 during the nine months ended September 30, 2022.

The table below presents the liabilities measured and recorded in the financial statements at fair value on a recurring basis at September 30, 2022 and December 31, 2021 categorized by the level of inputs used in the valuation of each asset and liability.

	September 30, 2022
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents – money market funds	$52,724	$52,724	$—	$—
Total assets	$52,724	$52,724	$—	$—
Liabilities
Warrant liability	$1,369	$—	$—	$1,369
Share earnout liability	4,967	—	—	4,967
Total liabilities	$6,336	$—	$—	$6,336

	December 31, 2021
(In thousands)	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents – money market funds	$77,792	$77,792	$—	$—
Total assets	$77,792	$77,792	$—	$—
Liabilities
Warrant liability	$11,165	$—	$—	$11,165
Share earnout liability	12,256	—	—	12,256
Total liabilities	$23,421	$—	$—	$23,421

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

Warrant Liability and Earnout Share Liability

The reconciliation of the Company's warrant and earnout share liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Warrant	Earnout Share
(In thousands)	Liability	Liability
Balance, December 31, 2021	$11,165	$12,256
Change in the fair value of liability	(9,796)	(7,289)
Balance, September 30, 2022	$1,369	$4,967

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

The fair value of the Private Placement Warrants has been estimated with the following assumptions:

	September 30,	December 31,
	2022	2021
Stock price	$2.52	$7.70
Strike price	$11.50	$11.50
Expected volatility	80.0%	75.0%
Risk-free interest rate	4.29%	1.01%
Expected dividend yield	—	—
Expected life (years)	2.56	3.31
Fair value per warrant	$0.39	$3.19

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

The fair value of the Earnout Shares has been estimated with the following assumptions:

	September 30,	December 31,
	2022	2021
Stock price	$2.52	$7.70
Probability of Change in Control	75.0%	7.5%
Expected volatility	80.0%	75.0%
Risk-free interest rate	4.05%	1.35%
Expected dividend yield	—	—
Expected life (years)	5.25	6.00
Fair value per share	$2.05	$5.06

Note 5. Property and Equipment

Property and equipment, net, consisted of the following:

	September 30,	December 31,
($ in thousands)	2022	2021
Laboratory equipment	$1,319	$380
Leasehold improvements	178	—
Total property and equipment, at cost	1,497	380
Less: accumulated depreciation and amortization	(56)	(1)
Property and equipment, net	$1,441	$379

Note 6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
($ in thousands)	2022	2021
Research and development costs	$310	$209
Insurance	1,277	1,369
Other	354	185
Total prepaid expenses and other current assets	$1,941	$1,763

Note 7. Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
($ in thousands)	2022	2021
Employee compensation and benefits	$1,986	$1,282
External research and development expenses	1,133	409
Property and equipment	26	360
Merger-related costs	450	—
Professional fees	162	347
Other	188	100
Total accrued expenses	$3,945	$2,498

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

Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of September 30, 2022 is as follows:

($ in thousand)	Operating Leases
Remainder of 2022	$63
2023	254
2024	76
2025	16
2026	17
Thereafter	124
Total lease payments	$550
Less: imputed interest	(44)
Total present value of lease liabilities	$506

In June 2022, the Company entered into an agreement to lease portions of a facility. The lease commencement date has not occurred for certain portions of the facility as of September 30, 2022. As a result, future lease payments of approximately $5.0 million are not recorded on the Company’s consolidated balance sheets and are excluded from the table above. Each of the premises set forth in the agreement are expected to be fully available by January 2023, with a initial term of approximately 10.3 years; provided, however, the Company has the right to terminate the lease effective September 30, 2029, subject to an early termination penalty.

The following table sets forth information pertaining to the Company's operating lease liabilities as of September 30, 2022:

September 30,
2022
Weighted-average remaining lease term (in years):
Operating leases	4.28
Weighted-average discount rate:
Operating leases	3.02%

During the three and nine months ended September 30, 2022, rent expense was less than $0.1 million and $0.1 million, respectively. No rent expense was incurred during the nine months ended September 30, 2021.

Rocket Merger Financial Advisor Fee

The Company retained Wells Fargo Securities as its financial advisor in connection with the Mergers. In connection therewith, the Company agreed to pay Wells Fargo Securities an aggregate fee currently estimated to be approximately $3.0 million (the "Financial Advisor Fee"), $1.0 million of which became payable to Wells Fargo Securities upon execution of the Rocket Merger Agreement on September 19, 2022, and the remainder of which is contingent and payable upon the consummation of the Mergers. In addition, the Company has agreed to reimburse Wells Fargo Securities for certain expenses and to indemnify Wells Fargo Securities and certain related parties against certain liabilities and other items that may arise out of or relate to Wells Fargo Securities’ engagement. None of the remaining estimated $2.0 million of the Financial Advisor Fee is reflected in the Company's financial statements as such amounts are contingent on the Mergers being consummated, which is subject to approval by both Rocket and Renovacor shareholders.

Note 9. License and Sponsored Research Agreements

Temple University

In August 2019, Old Renovacor entered into an exclusive license agreement effective as of August 12, 2019, which was amended on September 13, 2022 (as amended to date, the “Temple License Agreement”), and a sponsored research agreement effective as of August 12, 2019, which was amended effective as of August 12, 2019, August 27, 2019 and further amended effective as of July 1, 2021 (as amended to date, the “Temple SRA”), each with Temple University (“Temple”). The Temple License Agreement was assigned to the Company in connection with the Merger. Pursuant to the Temple License Agreement, Temple granted the Company an exclusive, royalty-bearing, sublicensable, worldwide license to certain patent rights in certain inventions related to the use of BAG3 technology for the diagnosis, prevention or treatment of diseases in humans, and a non-exclusive license to use specified know-how and materials with a provision that Temple will retain the rights to practice the patent rights for non-commercial educational research purposes only and shall be free to sublicense these rights to other non-profit educational and research institutions solely for noncommercial research and educational purposes. Under the Temple SRA, Temple is primarily responsible for preclinical development activities with respect to licensed technology and know-how through the pursuit of specific investigational questions which, in the aggregate, are intended to provide important supporting data for a future IND-enabling studies and for potential future marketing efforts. The Company is responsible for all subsequent clinical development and commercialization activities with respect to the licensed technology and know-how.

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

As it relates to the Temple SRA, prior to the amendment entered into in August 2021 and effective as of July 1, 2021, Temple was to conduct certain preclinical activities for a three-year period, unless terminated sooner or extended by mutual written consent, for which the Company was obligated to fund approximately $0.9 million over the three-year initial term of the Temple SRA. The Temple SRA was further amended effective as of July 1, 2021 (the “2021 Amendment”) to, among other things, revise the period of performance, scope of work, and the budget. Following the 2021 Amendment, the Company is expected to fund up to a total of approximately $5.3 million to Temple through June 30, 2024, pursuant to the Temple SRA, of which approximately $2.2 million has been funded and/or incurred since inception of the Temple SRA through September 30, 2022.

During the three months ended September 30, 2022 and 2021, the Company recorded research and development expenses of approximately $0.4 million and $0.5 million, respectively, related to the Temple SRA. During the nine months ended September 30, 2022 and 2021, the Company recorded research and development expenses of approximately $0.8 million and $0.7 million, respectively, related to the Temple SRA.

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

During the three and nine months ended September 30, 2022, the Company recorded research and development expenses of approximately $0.2 million related to the Utah SRA.

Note 10. Stockholder’s Equity

Common Stock

Upon closing of the SPAC Merger, pursuant to the terms of the Second Amended and Restated Certificate of Incorporation, the Company was authorized to issue up to 100,000,000 shares of common stock, par value $0.0001 per share ("Common Stock").

As discussed in Note 3, the Company has retroactively adjusted the shares issued and outstanding prior to September 2, 2021 to give effect to the Common Per Share Merger Consideration (as defined in the SPAC Merger Agreement) to determine the number of shares of common stock into which they were converted.

Prior to the SPAC Merger, the Company was authorized to issue up to 6,000,000 shares of common stock, of which 1,987,636 were issued and outstanding immediately prior to the SPAC Merger Closing Date. See Note 3.

Preferred Stock

Upon closing of the SPAC Merger, pursuant to the terms of the Second Amended and Restated Certificate of Incorporation, the Company was authorized to issue up to 1,000,000 shares of undesignated preferred stock, par value $0.0001 ("Undesignated Preferred Stock"). The Company's board of directors or any committee thereof is expressly authorized, to the fullest extent permitted by law, to provide by resolution or resolutions for, out of the unissued shares of Undesignated Preferred Stock, the issuance of the shares of Undesignated Preferred Stock in one or more series, and by filing a certificate of designations pursuant to the General Corporate Law of the State of Delaware, to establish or change from time to time the number of shares of each such series, and to fix the designations, powers, including voting powers, full or limited, or no voting powers, preferences and the relative, participating, optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereof.

As discussed in Note 3, the Company has retroactively adjusted the shares issued and outstanding prior to September 2, 2021 to give effect to the Preferred Per Share Merger Consideration (as defined in the SPAC Merger Agreement) to determine the number of shares of common stock into which they were converted.

Prior to the SPAC Merger, the Company was authorized to issue up to 3,333,283 shares of its Series A convertible preferred stock, par value $0.0001 ("Series A Preferred Stock"), of which 2,578,518 were issued and outstanding immediately prior to the SPAC Merger Closing Date. See Note 3. The Series A Preferred Stock, prior to consummation of the SPAC Business Combination, was convertible into common stock at the option of the holder at any time and without payment of any additional consideration. Each share of Series A Preferred Stock was convertible into a number of fully paid shares of common stock as is determined by dividing the Series A Preferred Stock original issuance price ($4.065063) by the Series A Preferred Stock conversion price (initially equal to $4.065063). Provided, however, shares of Series A Preferred Stock would automatically be converted into shares of common stock upon either (a) the closing of an underwritten public offering at a price of at least $12.20 per share resulting in at least $60 million of gross proceeds, prior to deductions for underwriting discounts, commission, and expenses, or (b) the date and time, or occurrence of an event, specified by a vote of at least a majority of the holders of the Series A Preferred Stock then outstanding. The Series A Preferred Stock was subject to redemption under certain deemed liquidation events and the holders were entitled to a liquidation preference in the event of a voluntary or involuntary liquidation, dissolution or winding-up of the Company, or deemed liquidation event of the Company (which includes certain mergers and asset transfers). The liquidation preference was an amount equal $4.065063, plus cumulative accrued dividends to date on such shares.

Assumed Public Warrants

Prior to the SPAC Merger, the Company had outstanding 8,622,644 warrants ("Public Warrants") which were issued in connection with the Company's initial public offering in April 2020 (the "Chardan IPO"). Each Public Warrant entitles the holder to purchase one-half of one share of the Company's common stock at an exercise price of $11.50 per whole share, subject to adjustment. No fractional shares will be issued upon exercise of the Public Warrants. Therefore, the Public Warrants must be exercised in multiples of two Public Warrants for one share of the Company's common stock. The Public Warrants became exercisable upon the closing of the SPAC Business Combination; provided the Company has an effective and current registration statement covering the shares of Company common stock issuable upon the exercise of the Public Warrants and a current prospectus relating to such shares of common stock. The Public Warrants will expire five years following the SPAC Merger Closing Date or earlier upon redemption or liquidation.

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

The Company determined that the Public Warrants met all of the criteria for equity classification. Accordingly, upon closing of the SPAC Merger, the Public Warrants were recorded as a component of additional paid-in capital.

Assumed Private Placement Warrants

Prior to the SPAC Merger, the Company had outstanding 3,500,000 warrants ("Private Placement Warrants") which were issued simultaneously with the closing of the Chardan IPO, pursuant to a private placement transaction. Each Private Placement Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50. The Private Placement Warrants are identical to the Public Warrants except that the Private Placement Warrants (i) will be exercisable for cash (even if a registration statement covering the shares of common stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option, and (ii) will not be non-redeemable by the Company, in each case, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The Private Placement Warrants purchased by Chardan will not be exercisable more than five years from the effective date of the Chardan IPO, in accordance with FINRA Rule 5110(f)(2)(G)(i), as long as Chardan Capital Markets or any of its related persons beneficially own these Private Placement Warrants.

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

The following table summarizes outstanding warrants to purchase shares of the Company’s common stock as of September 30, 2022 and December 31, 2021:

	Number of Warrants
	September 30,	December 31,	Weighted-Average
	2022	2021	Exercise Price	Expiration Date
Liability-classified Warrants
April 2020 Private Placement Warrants	3,500,000	3,500,000	$11.50	4/23/2025
	3,500,000	3,500,000
Equity-classified Warrants
April 2020 Public Warrants (1)	8,622,644	8,622,644	$11.50	9/2/2026
September 2021 Pre-Funded Warrants (2)	715,224	715,224	$0.01	—
	9,337,868	9,337,868
Total outstanding	12,837,868	12,837,868

———————

(1)
Public Warrants assumed in the SPAC Merger. Each warrant share is exercisable for one-half share of common stock, provided, however, each warrant must be exercised in multiples of two.
(2)
Pre-Funded Warrant issued in connection with PIPE Investment (Note 3). Each warrant share is exercisable indefinitely for one share of common stock.

Capital Stock Reserves

As of September 30, 2022, the Company reserved the following shares of common stock for future issuance:

Amount
Shares issuable upon exercise of pre-funded warrants outstanding	715,224
Shares issuable upon exercise of warrants outstanding	7,811,322
Shares issuable upon issuance of contingent consideration (Earnout Shares and Earnout RSUs)	1,994,338
Shares issuable upon exercise of outstanding stock options	2,086,706
Shares issuable upon vesting of time-based restricted stock units	163,350
Shares reserved for future issuance under 2021 Incentive Plan	866,190
Total	13,637,130

Note 11. Stock-based Compensation

Equity Incentive Plans

As of September 30, 2022, the only equity compensation plan from which the Company may currently issue new awards is the Company’s 2021 Omnibus Incentive Plan (the “2021 Plan”), as more fully described below.

2018 Stock Option and Grant Plan

Prior to the SPAC Merger, Old Renovacor maintained its 2018 Stock Option and Grant Plan (the "2018 Plan"), under which Old Renovacor granted incentive stock options, non-qualified stock options and restricted stock awards to its employees and certain non-employees, including consultants, advisors and directors. The maximum aggregate shares of common stock that was subject to awards and issuable under the 2018 Plan was 1,118,869 prior to the SPAC Merger.

As more fully described in Note 3, in connection with the SPAC Merger, each Old Renovacor Option that was outstanding and unexercised immediately prior to the SPAC Effective Time (whether vested or unvested) was assumed by the Company and converted into an option to purchase an adjusted number of shares of the Company's common stock at an adjusted exercise price per share, based on the Per Common Share Merger Consideration (as defined in the SPAC Merger Agreement), and will continue to be governed by substantially the same terms and conditions, including vesting, as were applicable to the former option. Each Exchanged Option is exercisable for a number of whole shares of common stock equal to the product of the number of shares of Old Renovacor Common Stock underlying such Old Renovacor Options multiplied by the Per Common Share Merger Consideration (as defined in the SPAC Merger Agreement), and the per share exercise price of such Exchanged Option is equal to the quotient determined by dividing the exercise price per share of the Old Renovacor Option by the Per Common Share Merger Consideration (as defined in the SPAC Merger Agreement). Following the closing of the Merger, no new awards may be made under the 2018 Plan.

Upon the closing of the SPAC Merger, the outstanding and unexercised Old Renovacor Options became options to purchase an aggregate 194,926 shares of the Company’s common stock at an average exercise price of $5.66 per share. The Company accounted for the Exchanged Options as a modification of the existing options. Incremental compensation costs, measured as the excess, if any, of the fair value of the modified options over the fair value of the original options immediately before its terms are modified, is measured based on the fair value of the underlying shares and other pertinent factors at the modification date. The impact of the option modifications were de minimis.

2021 Omnibus Incentive Plan

At the SPAC Effective Time, the Company adopted the 2021 Plan which permits the granting of incentive stock options, non-qualified options, stock appreciation rights, restricted stock, restricted stock units and other stock-based award, and performance awards to employees, directors, and non-employee consultants and/or advisors. As of September 30, 2022, 3,008,803 shares of Common Stock are authorized for issuance pursuant to awards under the 2021 Plan. The pool of available shares automatically increases on the first day of each calendar year, beginning January 1, 2022 and ending January 1, 2031, by an amount equal to the lesser of (i) 4% of the outstanding shares of our Common Stock determined on a fully-diluted basis as of the immediately preceding December 31 and (ii) such smaller number of shares as determined by the Company's board of directors.

In addition, any awards outstanding under the 2018 Plan upon the closing of the SPAC Business Combination, after adjustment for the SPAC Business Combination, remain outstanding. If any of those awards subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares after the closing of the SPAC Business Combination, the shares of the Company's common stock underlying those awards will automatically become available for issuance under the 2021 Plan. No new awards may be made under the 2018 Plan.

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

As of September 30, 2022, options exercisable for 1,907,741 shares of common stock and 234,872 restricted stock units (including 71,522 Earnout RSUs) were outstanding, and 866,190 shares of common stock units remain available for future issuance under the 2021 Plan.

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

The Company classifies stock-based compensation expense in the statement of operations in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified. Total stock-based compensation expense attributable to stock-based payments made to employees, consultants and directors included in operating expenses in the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three months ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2022	2021	2022	2021
Research and development	$320	$364	$993	$543
General and administrative	262	154	822	167
Total stock-based compensation expense	$582	$518	$1,815	$710

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

Prior to the SPAC Business Combination, the grant date fair value of the shares of Old Renovacor common stock was determined by the Old Renovacor's board of directors with the assistance of management using valuation methodologies which utilize certain assumptions including probability weighting of events, volatility, time to liquidation, a risk-free interest rate, and an assumption for a discount for lack of marketability. In determining the fair value of the shares of Old Renovacor's common stock, the methodologies used to estimate the enterprise value were performed using methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Subsequent to the SPAC Business Combination, the Company utilizes the price of its publicly-traded common stock to determine the grant date fair value of awards.

The fair value of each option award at the date of grant was estimated using the Black-Scholes option pricing model. All options granted during the nine months ended September 30, 2022 and 2021 were granted at exercise prices equal to the fair market value of the common stock on the dates of grant.

The following table provides the weighted-average assumptions used in determining the fair value of option awards to purchase 953,725 and 1,041,004 shares of common stock granted during the nine months ended September 30, 2022 and 2021, respectively:

	Nine months ended
	September 30,
	2022	2021
Expected volatility	77.0%	77.7%
Risk-free interest rate	2.37%	0.92%
Expected dividend yield	—	—
Expected term (years)	6.03	5.95

The weighted average fair value of the options granted was $2.99 and $5.22 per share for the nine months ended September 30, 2022 and 2021, respectively.

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2022:

($ in thousands, except share and per share data)	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	1,376,937	$7.61	9.5	$676
Granted	953,725	4.42
Exercised	(13,373)	0.45
Forfeited	(230,583)	5.69
Expired	—	—
Outstanding at September 30, 2022 (1)	2,086,706	$6.41	9.1	$322
Exercisable at September 30, 2022	424,179	$7.37	8.6	$114

_____________________________________

(1)
Includes both vested stock options as well as unvested stock options for which the requisite service period has not been rendered but that are expected to vest based on achievement of a service condition.

The fair value of options that vested during the nine months ended September 30, 2022 was approximately $1.4 million. As of September 30, 2022, there was approximately $6.2 million of unrecognized stock-based compensation expense related to unvested stock options, which the Company expects to recognize over a weighted average period of 3.0 years.

Restricted Stock Awards

In connection with the closing of the SPAC Merger, all unvested restricted stock awards outstanding immediately prior to the SPAC Effective Time became fully vested, resulting in the recognition of less than $0.1 million in stock-based compensation expense in the third quarter of 2021. Additionally, pursuant to the provisions of the SPAC Merger Agreement, the Company issued 72,546 Earnout RSUs during the fourth quarter of 2021, of which 71,522 remain outstanding and unvested at September 30, 2022, representing holders of Old Renovacor Options aggregate Per Share Earnout Consideration (as defined in the SPAC Merger Agreement) in respect of such shares of Old Renovacor Options. See Note 3 for details.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2022:

	Time-based Awards		Market-based Awards
($ in thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2021	—	$—	72,546	$6.42
Granted	163,350	6.45	—	—
Forfeited	—	—	(1,024)	6.42
Vested	—	—	—	—
Nonvested shares at September 30, 2022	163,350	$6.45	71,522	$6.42

As of September 30, 2022, there was $0.9 million of unrecognized compensation cost related to the time-based awards and $0.4 million of unrecognized compensation cost related to the market-based awards, which is expected to be recognized over a weighted average period of 3.3 and 5.25 years, respectively.

Note 12. Related Parties

Sponsor Ownership

Jonas Grossman, a member of the Company's board of directors since 2018, is a managing member of Chardan Capital Markets, LLC ("Chardan CM"), an affiliate of the Sponsor. Additionally, Gbola Amusa, a member of the Company's board of directors since June 2018, is a partner of Chardan CM.

As of September 30, 2022, the Sponsor held (i) 500,000 shares of the Company's common stock being held in escrow and subject to vesting or forfeiture based on satisfaction of the earnout milestones set forth in the Sponsor Support Agreement, and (ii) 3,500,000 warrants exercisable to purchase one share of the Company's common stock at an exercise price of $11.50.

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

Convertible Note

On July 20, 2021, in accordance with the SPAC Merger Agreement and the Note Purchase Agreement, Old Renovacor issued a $2.5 million Convertible Promissory Note in exchange for $2.5 million in cash to be used to finance Old Renovacor’s operations through the consummation of the Merger. In connection with the consummation of the Merger, the total principal of $2.5 million converted automatically into shares of the Company’s common stock, at a price per share equal to $10.00. All accrued and unpaid interest was cash settled following the Closing Date.

PIPE Investment (Private Placement)

Concurrently with the execution of the SPAC Merger Agreement, the Company entered into Subscription Agreements with the PIPE Investors, including Chardan Healthcare Investments, LLC, an affiliate of the Sponsor, certain stockholders of Old Renovacor and certain other institutional and accredited investors, pursuant to which, on September 2, 2021, in connection with the consummation of the Business Combination, the PIPE Investors purchased an aggregate of 2,284,776 shares of the Company's common stock and the Pre-Funded Warrant to purchase 715,224 shares of the Company's Common Stock, as more fully described in Note 3.

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

The Company incurred consulting fees with Dr. Arthur Feldman, the founder and prior director Old Renovacor, of less than $0.1 million during the three and nine months ended September 30, 2022 and 2021. As of September 30, 2022, no amounts were due to Dr. Feldman.

Agreements with Temple

Dr. Arthur Feldman, the Company's founder, 5% or greater stockholder and current Chief Scientific Advisor, is an employee of Temple. During the three months ended September 30, 2022 and 2021, the Company recorded research and development expenses of approximately $0.4 million and $0.5 million, respectively, related to the Temple SRA. During the nine months ended September 30, 2022 and 2021, the Company recorded research and development expenses of approximately $0.8 million and $0.7 million, respectively, related to the Temple SRA. See Note 8 for further information on the Temple SRA.

Note 13. Net Loss Per Share

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

The Company uses the two-class method to compute net income (loss) per common share during periods the Company realizes net income and has securities outstanding (Sponsor Earnout Shares) that entitle the holders to participate in cash dividends and earnings of the Company. Under this method, earnings are allocated to common stock and participating securities based on their respective rights to receive dividends, as if all undistributed earnings for the period were distributed. The holders of the Sponsor Earnout Shares, which are subject to forfeiture, are entitled to receive nonforfeitable cash dividends during the Earnout Periods on a basis equivalent to the dividend paid to holders of common stock, and therefore, these unvested shares subject to forfeiture and cancellation meet the definition of participating securities. For all periods presented, two-class method was not applicable.

Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, Public Warrants and Private Placement Warrants, and Sponsor Earnout Shares and Old Renovacor Earnout Shares, which would result in the issuance of incremental shares of common stock, unless their effect would be anti-dilutive. For all periods presented, diluted net loss per common share applicable to common stockholders was the same as basic net loss per common share applicable to common stockholders as the effects of the Company’s potential common stock equivalents are antidilutive.

Total antidilutive securities excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2022 and 2021, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock options	2,086,706	1,114,131	2,086,706	1,114,131
Restricted stock units	234,872	—	234,872	—
Common stock warrants	12,122,644	12,122,644	12,122,644	12,122,644
Earnout shares	2,422,816	2,495,362	2,422,816	2,495,362
Total	16,867,038	15,732,137	16,867,038	15,732,137

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with:

•
Our unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q; and
•
Our financial statements and the accompanying notes thereto included in our 2021 Form 10-K, as well as the information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Form 10-K.

In addition to historical information, this discussion and analysis includes forward-looking statements that are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Item 1A of our 2021 Form 10-K, that could cause actual results to differ materially from historical results or anticipated results. Additionally, we have prepared this Quarterly Report on Form 10-Q and the forward-looking statements contained herein assuming the Rocket mergers (as defined below) are not consummated, and we remain an independent company.

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

We plan to submit an Investigational New Drug ("IND") application in connection with our lead product candidate, REN-001. If our IND submission is accepted by the U.S. Food and Drug Administration (“FDA”), we plan to subsequently initiate a phase I/II clinical trial of REN-001 in patients with BAG3 DCM. We completed a Type B Pre-Investigational New Drug (the “Pre-IND”) meeting with the FDA on June 16, 2020 to obtain FDA feedback on REN-001. Due to the Agreement and Plan of Merger with Rocket Pharmaceuticals, Inc. as more fully described below, we have suspended guidance for when we expect to submit the IND application for REN-001.

Agreement and Plan of Merger

As further described in Note 1 to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, on September 19, 2022, we entered into an Agreement and Plan of Merger (the "Rocket Merger Agreement") with Rocket Pharmaceuticals, Inc., a Delaware corporation ("Rocket"), Zebrafish Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Rocket (“Merger Sub I”), and Zebrafish Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Rocket (“Merger Sub II,” and together with Merger Sub I, the “Merger Subs”), that provides for the acquisition of Renovacor by Rocket. Upon the terms and subject to the conditions set forth in the Rocket Merger Agreement, including approval of the Rocket Merger Agreement by our stockholders, first, Merger Sub I will merge with and into Renovacor (the "first merger"), with Renovacor continuing as the surviving entity (the “Initial Surviving Corporation”) in the first merger, and second, the Initial Surviving Corporation will merge with and into Merger Sub II (the “second merger” and together with the first merger, “the Rocket mergers”), with Merger Sub II continuing as the surviving entity in the second merger and as a wholly owned subsidiary of Rocket.

At the effective time of the first merger (the “First Effective Time”), each share of the Company's common stock, par value $0.0001 per share (collectively, the “Renovacor Shares”), issued and outstanding immediately prior to the First Effective Time will be converted into the right to receive a number of shares of common stock of Rocket, par value $0.01 per share (collectively, the “Rocket Shares”), determined on the basis of an exchange formula set forth in the Rocket Merger Agreement (the “Rocket Exchange Ratio”). The Rocket Exchange Ratio will initially be equal to approximately 0.1676 Rocket Shares for each Renovacor Share (subject to adjustment as described in this paragraph). Under certain circumstances further described in the Rocket Merger Agreement, the Rocket Exchange Ratio may be adjusted upward or downward based on the level of Company's net cash at the closing of the First Merger and certain other adjustments, as determined in accordance with the Rocket Merger Agreement. There can be no assurances as to Company's level of net cash between now and the closing of the transactions contemplated by the Merger Agreement. Immediately following the completion of the mergers, former Renovacor stockholders are expected to own approximately 4.1% of the of the outstanding shares of Rocket.

The foregoing description of the Rocket Merger Agreement is not a complete description of all the parties’ rights and obligations under the Rocket Merger Agreement and is qualified in its entirety by reference to the Rocket Merger Agreement, which was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2022, and has been filed herewith.

The Rocket mergers are currently expected to be completed by the fourth quarter of 2022. However, we have prepared this Quarterly Report on Form 10-Q and the forward-looking statements contained in this Quarterly Report on Form 10-Q as if we were going to remain an independent company.

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

We are currently exploring the delivery of REN-001 through RCSI. We plan to submit an IND application in connection with our lead product candidate, REN-001. Due to the pending Rocket mergers, we have suspended guidance for when we expect to submit an IND for REN-001.

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

We have several preclinical studies of REN-001 currently in progress or recently completed to further evaluate AAV9 transduction efficiency, safety, and efficacy in mouse and pig models. These studies include a recently completed natural history study (including survival analysis), and ongoing dose-ranging efficacy and durability of effect studies, all in BAG3 haploinsufficient mice, which continue to progress at the Feldman laboratory at Temple pursuant to the Temple SRA, as defined below. Preliminary data from our recently completed natural history study has demonstrated an impaired survival phenotype, alongside left ventricular dilation and cardiac function decline, findings that are consistent with several hallmark characteristics of DCM seen clinically in patients. These new data have been leveraged to optimize the design of our ongoing dose-ranging study.

Additionally, our good laboratory practice (“GLP”) toxicology and biodistribution study in normal Yucatan pigs using the RCSI route of administration is ongoing and has completed dosing.

We plan to submit an IND application in connection with our lead product candidate, REN-001. Due to the pending Rocket mergers, we have suspended guidance for when we expect to submit an IND for REN-001.

Clinical Development Plan for REN-001

We completed a Type B Pre-IND meeting with the FDA on June 16, 2020 to obtain FDA feedback on REN-001. We plan to submit an IND for REN-001 and if our IND submission is accepted by the FDA, we plan to subsequently initiate a phase I/II clinical trial of REN-001 in patients with BAG3-associated DCM. We expect the phase I/II clinical trial will be conducted in two sequential parts consisting of dose escalation and dose expansion components. The dose escalation part will enroll cohorts of three to six subjects to identify a preferred dose and be followed by a dose expansion cohort to further explore the safety, tolerability and preliminary evidence of efficacy at the preferred dose. This will be an open label study with the goal of evaluating the safety and efficacy of REN-001. Safety and tolerability will be evaluated based on assessment of frequency and severity measures of adverse events and serious adverse events. Efficacy will be evaluated based on measures of cardiac structure and function, circulating biomarkers, and patient functional capacity and quality of life.

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

License and Sponsored Research Agreements

Our current license and sponsored research agreements include the Temple License Agreement and Temple SRA, each described under the caption “Item 1. Business — License and Sponsored Research Agreements” in our 2021 Form 10-K and within Note 9 of the accompanying notes to the condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q, and the Utah SRA, as defined and more fully described below. In addition to our current arrangements, we may seek to enter into additional sponsored research agreements or collaborative alliances to support development and commercialization of REN-001 and/or research additional drug candidates. During the three months ended September 30, 2022 and 2021, we recorded research and development expenses of approximately $0.4 million and $0.5 million, respectively, related to the Temple SRA. During the nine months ended September 30, 2022 and 2021, we recorded research and development expenses of approximately $0.8 million and $0.7 million, respectively, related to the Temple SRA.

University of Utah SRA

In June 2022, we entered into a research agreement (the "Utah SRA") with Utah, pursuant to which (i) Utah and Renovacor will conduct a research collaboration focused on a protein discovered by Utah's scientists that has the potential to address multiple genetic segments of ACM, and (ii) we were granted an option for an exclusive license to inventions generated from the collaboration, the terms of which shall be negotiated following notice in writing of exercise of the option. The term of the Utah SRA commenced on July 1, 2022 and shall continue until June 30, 2027 unless earlier terminated in accordance with the provisions of the Utah SRA (the "Initial Term"); provided, however, the Utah SRA may be extended for additional periods of performance beyond the Initial Term, upon written approval by us and Utah. Pursuant to the terms of the Utah SRA, we are obligated to fund Utah a total of approximately $3.5 million during the five-year Initial Term. During the three and nine months ended September 30, 2022, we recorded research and development expenses of approximately $0.2 million related to the Utah SRA.

The SPAC Business Combination

On September 2, 2021, we consummated the previously announced business combination contemplated by that certain Agreement and Plan of Merger, dated March 22, 2021, by and among the Company, CHAQ2 Merger Sub, Inc., a wholly owned subsidiary of the Company, and Renovacor Holdings, Inc. (f/k/a Renovacor, Inc. ("Old Renovacor")), pursuant to which CHAQ2 Merger Sub, Inc. merged with and into Old Renovacor, with Old Renovacor as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of the Company (the “SPAC Business Combination”). On September 2, 2021, the Company changed its name from Chardan Healthcare Acquisition 2 Corp. to Renovacor, Inc.

The SPAC Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP.

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

Results of Operations

Three and Nine Months Ended September 30, 2022 and 2021

Overview

During the three months ended September 30, 2022, our loss from operations totaled $12.1 million, a 131% increase compared to a loss from operations of $5.2 million for the three months ended September 30, 2021. During the nine months ended September 30, 2022, our loss from operations totaled $30.1 million, a 183% increase compared to a loss from operations of $10.6 million for the nine months ended September 30, 2021. Research and development expenses comprised the majority of our total operating expenses, as shown in the table below.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in thousands)	2022	2021	$ Change	2022	2021	$ Change
Operating expenses:
Research and development	$7,423	$2,925	$4,498	$19,642	$7,413	$12,229
General and administrative	4,682	2,315	2,367	10,445	3,227	7,218
Total operating expenses	$12,105	$5,240	$6,865	$30,087	10,640	$19,447
Loss from operations	$(12,105)	$(5,240)	$(6,865)	$(30,087)	$(10,640)	$(19,447)

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in thousands)	2022	2021	$ Change	2022	2021	$ Change
Compensation and related benefits	$2,470	$928	$1,542	$6,824	$1,424	$5,400
Other external research and development costs	4,953	1,997	2,956	12,818	5,989	6,829
Total research and development expenses	$7,423	$2,925	$4,498	$19,642	$7,413	$12,229

Total research and development expenses were $7.4 million for the three months ended September 30, 2022, a 154% increase compared to total research and development expenses of $2.9 million for the three months ended September 30, 2021. Total research and development expenses for the nine months ended September 30, 2022 were $19.6 million, a 165% increase compared to total research and development expenses of $7.4 million for the nine months ended September 30, 2021. The increase during the each of the three and nine months ended September 30, 2022, as compared to the corresponding prior period, were primarily due to increases in (i) compensation-related costs associated with the hiring of key personnel and overall increase in number of employees, (ii) drug supply costs associated with our preclinical activities, including IND-enabling studies and preparation for potential clinical trials, and (iii) external costs associated with the execution of ongoing preclinical studies as we prepare for an IND submission for REN-001 and related clinical activities.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
($ in thousands)	2022	2021	$ Change	2022	2021	$ Change
Compensation and related benefits	$997	$861	$136	$3,143	$1,080	$2,063
Professional and consulting fees	831	626	205	3,028	1,252	1,776
Merger-related transaction costs	2,173	616	1,557	2,173	616	1,557
Other administrative costs	681	212	469	2,101	279	1,822
Total general and administrative expenses	$4,682	$2,315	$2,367	$10,445	$3,227	$7,218

Total general and administrative expenses were $4.7 million for the three months ended September 30, 2022, a 102% increase compared to total general and administrative expenses of $2.3 million for the three months ended September 30, 2021. Total general and administrative expenses were $10.4 million for the nine months ended September 30, 2022, a 224% increase compared to total general and administrative expenses of $3.2 million for the nine months ended September 30, 2021. The increase during each of the three and nine months ended September 30, 2022, as compared to the corresponding prior period, were primarily due to increases in (i) compensation-related costs associated with the hiring of key personnel and overall increase in number of employees, (ii) professional and consulting fees due to increases in legal costs, fees incurred with investor/public relations firms, and contract labor, (iv) merger-related costs due to increases in legal and professional fees related to the proposed Rocket mergers as more fully described under the heading "Agreement and Plan of Merger" in this Item 2 of our Quarterly Report on Form 10-Q, and (iii) other administrative costs related to additional spending as a result of our growth and operating as a publicly-traded company, including board fees and director and officer insurance.

Interest Income

Interest income for the three and nine months ended September 30, 2022 totaled approximately $0.3 million and primarily related to investments in money market funds classified as cash equivalents. No such interest income was recognized during the three and nine months ended September 30, 2021. Amounts may fluctuate from period to period due to changes in average investment balances, including money market funds classified as cash equivalents, composition of investments, and prevailing interest rates.

Interest Expense

Interest expense for the three and nine months ended September 30, 2022 was nominal and related to interest incurred in connection with our insurance premium financing arrangement. During the three and nine months ended September 30, 2021, we recorded interest expense of approximately $0.1 million representing interest paid and amortization of debt discounts (e.g., issuance costs and embedded derivative) related to our convertible note issued in July 2021, which was converted into shares of our common stock in September 2021 upon closing of the SPAC Business Combination.

Change in Fair Value of Warrant Liability

During the three months ended September 30, 2022 and 2021, we recorded a change in the fair value of warrant liability, each representing a non-cash warrant revaluation loss, of approximately $0.4 million and $1.4 million, respectively, related to our liability-classified Private Placement Warrants, as more fully described in Note 10 of the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2022, we recorded a change in the fair value of warrant liability representing a non-cash warrant revaluation gain of approximately $9.8 million, compared to a $1.4 million non-cash warrant revaluation loss during the nine months ended September 30, 2021. Due to the nature of and inputs in the model used to assess the fair value of our outstanding Private Placement Warrants, it is not abnormal to experience significant fluctuations during each remeasurement period. These fluctuations may be due to a variety of factors, including changes in our stock price and changes in estimated stock price volatility over the remaining life of the warrants. Changes in the fair value of the warrant liability and resulting warrant revaluation loss for the three months ended September 30, 2022 was driven primarily by an increase in our stock price during each period. Changes in the fair value of the warrant liability and resulting warrant revaluation gain for the nine months ended September 30, 2022 was driven primarily by a decrease in our stock price during the period.

Change in Fair Value of Share Earnout Liability

During the three months ended September 30, 2022 and 2021, we recorded a change in fair value of share earnout liability, each representing a non-cash share earnout revaluation loss, of approximately $3.0 million and $1.4 million, respectively, related to our liability-classified Earnout Shares, as more fully described in Note 4 of the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2022, we recorded a change in the fair value of warrant liability representing a non-cash share earnout revaluation gain of approximately $7.3 million, compared to a $1.4 million non-cash warrant revaluation loss during the nine months ended September 30, 2021. Due to the nature of and inputs in the model used to assess the fair value of the outstanding Earnout Shares, it is not abnormal to experience significant fluctuations during each remeasurement period. These fluctuations may be due to a variety of factors, including changes in our stock price and changes in estimated stock price volatility over the remaining life of the warrants. Changes in the fair value of the share earnout liability and resulting share earnout revaluation loss for the three months ended September 30, 2022 was driven primarily an increase in our stock price and an increase in the probability that the Earnout Shares would vest under certain change in control provisions due to the Rocket mergers. Changes in the fair value of the share earnout liability and resulting share earnout revaluation gain for the nine months ended September 30, 2022 was driven primarily by a decrease in our stock price during the period, partially offset by an increase in the probability that the Earnout Shares would vest under certain change in control provisions due to the Rocket mergers.

Net Loss

As a result of the factors discussed above, net loss for the three months ended September 30, 2022 was $15.2 million, compared to net loss of $8.2 million for the three months ended September 30, 2021. Net income for the nine months ended September 30, 2022 was $12.7 million, compared to a net loss of $13.6 million for the nine months ended September 30, 2021.

Financial Condition, Liquidity and Capital Resources

Financial Condition

As of September 30, 2022, we had an accumulated deficit of $31.7 million. To date, we have not generated any revenue.

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

Liquidity and Capital Resources

Overview

We require cash to fund our operating expenses and to make capital expenditures. Historically, we have funded our cash requirements primarily through the sale of preferred stock, common stock, pre-funded warrants, common stock warrants and a convertible note. As of September 30, 2022 we had $53.7 million of cash and cash equivalents.

Funding Requirements

We believe that, based on our current operating plan (assuming the Rocket mergers are not completed), our existing cash and cash equivalents on hand as of September 30, 2022 will enable us to fund our operations through the one-year period subsequent to the filing date of this Quarterly Report on Form 10-Q. Specifically, we believe our available funds will be sufficient to enable us to perform the following:

•
complete IND-enabling studies for our REN-001 AAV-based gene therapy program and potentially submit an IND for REN-001;
•
fund our obligations under the Temple License Agreement, Temple SRA and Utah SRA;
•
initiate our phase I/II trial in DCM patients with BAG3 mutation (REN-001); and
•
maintain the necessary level of general and administrative expense in order to support the business.

However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us, such as the completion of the Rocket mergers. In addition, we could utilize our available capital resources sooner than expected. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our expenses and capital expenditures to increase substantially in connection with our ongoing activities (assuming the Rocket mergers are not completed), particularly if and as we:

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

Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. Additionally, we may receive up to an aggregate of approximately $89.8 million from the exercise of our warrants outstanding as of September 30, 2022, assuming the exercise in full of such warrants for cash. See Note 10 of the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional details on our outstanding warrants. However, certain warrants may be exercised on a cashless basis and our warrants may never be exercised. If we fail to raise capital or enter into such agreements or arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates. The timing and amount of our funding requirements will depend on many factors, including:

•
the completion of the Rocket mergers;
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

Cash Flows

The following table provides a summary of the primary sources and uses of cash for the periods presented:

	Nine months ended
	September 30,
(In thousands)	2022	2021
Net cash (used in) provided by:
Net cash used in operating activities	$(23,719)	$(9,300)
Net cash used in investing activities	(1,311)	—
Net cash used in financing activities	(47)	89,237
Net increase (decrease) in cash and cash equivalents	$(25,077)	$79,937

Operating Activities. Net cash used in operating activities for each period presented consists primarily of net loss adjusted for non-cash gains or charges and changes in components of working capital. The increase in cash used in operating activities for the nine months ended September 30, 2022, as compared to the same period in 2021, was primarily due to significant increases in expenditures and corresponding cash outflows related to our REN-001 development program, including payments to consultants and contract research and manufacturing organizations, as we prepare for our potential clinical activities for REN-001.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2022 consisted of $1.3 million for the purchase of property and equipment. There was no cash used in or provided by investing activities during the nine months ended September 30, 2021.

Financing Activities. Net cash provided by (used in) financing activities primarily consisted of the following:

•
for the nine months ended September 30, 2022, $0.1 million of payments made in connection with our insurance premium financing arrangement and less than $0.1 million of merger-related expenditures associated with the SPAC Business Combination.
•
for the nine months ended September 30, 2021, $2.4 million in net proceeds from the issuance of the Convertible Promissory Note and $86.8 million in net proceeds related to the SPAC Business Combination, which was accounted for as a reverse recapitalization. See Note 3 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Contractual Obligations and Commitments

During the nine months ended September 30, 2022, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our 2021 Form 10-K, however, during the nine months ended September 30, 2022, we entered into two lease agreements and the Utah SRA, each as more fully described in Note 9 of the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we had no off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2022, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as discussed below, there have been no material changes to the disclosures related to this item from those set forth in our 2021 Form 10-K.

Risks Related to the Rocket Mergers

Because the exchange ratio will not be adjusted in the event of any change in the price of either Rocket’s or our common stock and will be subject to adjustment based on our net cash at closing, the value of the consideration that our stockholders will actually receive in the Rocket mergers is uncertain.

Upon completion of the first merger, each share of our common stock outstanding immediately prior to the first effective time, other than shares held in treasury by us or held directly by Rocket or any Merger Sub, will be converted into the right to receive a number of shares of Rocket common stock initially equal to the initial exchange ratio (subject to the adjustments to the initial exchange ratio based on our net cash as of the closing as provided by the Rocket Merger Agreement) and, in lieu of any fractional shares of Rocket common stock, cash, without interest and less any applicable withholding taxes.

This exchange ratio will not be adjusted for changes in the market price of either Rocket’s or our common stock prior to the completion of the first merger and it will be adjusted based on our net cash levels at closing. The market prices of Rocket common stock and our common stock have fluctuated prior to and after the date of the announcement of the Rocket Merger Agreement and may continue to fluctuate from the date of this Quarterly Report on Form 10-Q to the date of each of our special meeting and the Rocket special meeting, and through the date the first merger is consummated.

Because the value of the merger consideration will depend on the market price of Rocket common stock at the time the first merger is completed and our net cash levels immediately prior to closing, our stockholders will not know or be able to determine at the time of our special meeting the market value of the merger consideration they would receive upon completion of the Rocket mergers.

Stock price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in Rocket’s or our respective businesses, operations and prospects, the uncertainty as to the extent of the duration, scope and impact of the COVID-19 pandemic, market assessments of the likelihood that the mergers will be completed, interest rates, general market, industry and economic conditions and other factors generally affecting the respective prices of Rocket and our common stock, federal, state and local legislation, governmental regulation and legal developments in the industry segments in which Rocket and we operate, and the timing of the mergers and receipt of required regulatory approvals and consents.

Many of these factors are beyond the control of Rocket and us, and neither of us are permitted to terminate the Rocket Merger Agreement solely due to a decline in the market price of the common stock of the other party.

The Rocket mergers may not be completed and the Rocket Merger Agreement may be terminated in accordance with its terms.

The Rocket mergers are subject to a number of conditions that must be satisfied or waived (to the extent permitted) prior to the completion of the Rocket mergers, including the approval by our stockholders of the proposal to consummate the Rocket mergers, or the merger proposal. These conditions to the completion of the Rocket mergers, some of which are beyond the control of Rocket and us, may not be satisfied or waived in a timely manner or at all, and, accordingly, the Rocket mergers may be delayed or not completed.

Additionally, either we or Rocket may terminate the Rocket Merger Agreement under certain circumstances, including, among other reasons, if the Rocket mergers are not completed by March 19, 2023. We will be obligated to pay to Rocket the termination fee (of $1.74 million) if the Rocket Merger Agreement is terminated:

•
by Rocket, in the event our board makes an adverse recommendation change;
•
by us in order to enter into a definitive agreement to consummate a superior proposal;
•
by Rocket or us, in the event that (i) our stockholders do not approve the merger proposal, (ii) an acquisition proposal to us was publicly disclosed and not withdrawn prior to such termination and (iii) within twelve (12) months of such termination, we have consummated a transaction with respect to an acquisition proposal.

The termination of the Rocket Merger Agreement could negatively impact us and the trading prices of our common stock.

If the Rocket mergers are not completed for any reason, our ongoing businesses may be adversely affected and, without realizing any of the expected benefits of having completed the Rocket mergers, we would be subject to a number of risks, including the following:

•
we may experience negative reactions from the financial markets, including negative impacts on our stock price;
•
we may experience negative reactions from our current or potential business relationships and employees;
•
we will be required to pay our costs relating to the Rocket mergers, such as financial advisory, legal, financing and accounting costs and associated fees and expenses, whether or not the Rocket mergers are completed;
•
the Rocket Merger Agreement places certain restrictions on our conduct prior to completion of the first merger and such restrictions, the waiver of which is subject to the consent of the other company, may prevent us from taking actions during the pendency of the first merger that might otherwise be beneficial; and
•
matters relating to the Rocket mergers (including integration planning) will require substantial commitments of time and resources by our management, which could otherwise have been devoted to day-to-day operations or to other opportunities that may have been available to us as an independent company.

The market price for shares of Rocket common stock may be affected by factors different from, or in addition to, those that historically have affected or currently affect the market prices of shares of Rocket’s or our common stock.

Upon consummation of the Rocket mergers, Rocket stockholders and our stockholders will both hold shares of common stock in the combined company. Rocket’s businesses differ from those of our businesses, and our businesses differ from those of Rocket, and, accordingly, the results of operations of the combined company may be affected by some factors that are different from those currently or historically affecting the independent results of our operations of. The results of operations of the combined company may also be affected by factors different from those that currently affect or have historically affected us.

Based on the anticipated treatment of equity-based awards and the number of shares of our common stock outstanding as of the date of this quarterly report on Form 10-Q, it is expected that Rocket may issue up to approximately 3,256,350 shares of Rocket common stock in the Rocket mergers. Our stockholders may decide not to hold the shares of Rocket common stock that they will receive in the Rocket mergers, and Rocket stockholders may decide to reduce their investment in Rocket as a result of the changes to Rocket’s investment profile as a result of the Rocket mergers. In addition, certain of our stockholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of Rocket common stock that they receive in the Rocket mergers. Such sales of Rocket common stock could have the effect of depressing the market price for Rocket common stock.

The shares of common stock of the combined company to be received by our stockholders as a result of the Rocket mergers will have rights different from the shares of our common stock.

Upon completion of the Rocket mergers, our stockholders will no longer be our stockholders but will instead become stockholders of Rocket. As we and Rocket are both Delaware corporations, the rights of our stockholders and Rocket’s stockholders are not materially different. However, there are certain differences between the rights of Rocket stockholders under Rocket’s amended and restated certificate of incorporation and Rocket’s amended and restated bylaws and the rights of our stockholders under our amended and restated certificate of incorporation and our amended and restated bylaws.

Until the completion of the first merger or the termination of the Rocket Merger Agreement in accordance with its terms, we are prohibited from taking certain actions that might otherwise be beneficial to us and our respective stockholders.

From and after the date of the Rocket Merger Agreement and prior to completion of the first merger, the Rocket Merger Agreement restricts us from taking specified actions without the consent of Rocket and requires that our business be conducted in the ordinary course in all material respects. These restrictions may prevent us from taking actions during the pendency of the first merger that might otherwise be beneficial. Adverse effects arising from these restrictions during the pendency of the first merger could be exacerbated by any delays in consummation of the Rocket mergers or termination of the Rocket Merger Agreement.

Obtaining required approvals and satisfying closing conditions may prevent or delay completion of the Rocket mergers.

The Rocket mergers are subject to a number of conditions to closing as specified in the Rocket Merger Agreement. These closing conditions include, among others, the approval by our stockholders of the merger proposal, the approval by Rocket stockholders of Rocket’s share issuance proposal, the effectiveness of the registration statement on Form S-4, registering the Rocket common stock issuable pursuant to the Rocket Merger Agreement and the absence of any stop order or proceedings by the SEC with respect thereto, the expiration or earlier termination of the waiting period (and any extension thereof) applicable to the consummation of the Rocket mergers under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (if applicable), the absence of governmental restraints or prohibitions preventing the consummation of the Rocket mergers, and the approval by Nasdaq Global Market of the listing of the Rocket common stock issued pursuant to the first merger. The obligation of each of us and Rocket to consummate the mergers is also conditioned on, among other things, the truth and accuracy of the representations and warranties made by the other party on the date of the Rocket Merger Agreement and on the closing date (subject to certain materiality and material adverse effect qualifiers), and performance by the other party in all material respects of its obligations under the Rocket Merger Agreement. No assurance can be given that the other required stockholder, governmental and regulatory consents and approvals will be obtained or that the other required conditions to closing will be satisfied, and, if all required consents and approvals are obtained and the required conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such consents and approvals. Any delay in completing the Rocket mergers could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Rocket mergers are successfully completed within its expected time frame.

Failure to attract, motivate and retain executives and other key employees could diminish the anticipated benefits of the Rocket mergers.

The success of the Rocket mergers will depend in part on the combined company’s ability to retain the talents and dedication of the professionals currently employed by Rocket and us. It is possible that these employees may decide not to remain with Rocket or us, as applicable, while the Rocket mergers are pending, or with the combined company. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, the combined company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating Rocket and us to hiring suitable replacements, all of which may cause the combined company’s business to suffer In addition, neither we nor Rocket may be able to locate suitable replacements for any key employees that leave either company or offer employment to potential replacements on reasonable terms or at all. In addition, there could be disruptions to or distractions for the workforce and management, including disruptions associated with integrating employees into the combined company. No assurance can be given that the combined company will be able to attract or retain our key employees or Rocket’s key employees to the same extent that those companies have been able to attract or retain their own employees in the past.

The Rocket mergers, and uncertainty regarding the Rocket mergers, may cause strategic partners and others to delay or defer decisions concerning Rocket or us and adversely affect each company’s ability to effectively manage its respective business.

The Rocket mergers will happen only if the stated conditions are met, including the approval by our stockholders of the merger proposal and the receipt of required regulatory approvals, and consents among other conditions. Many of the conditions are beyond our control, and both parties also have certain rights to terminate the Rocket Merger Agreement.

Accordingly, there may be uncertainty regarding the completion of the Rocket mergers. This uncertainty may cause strategic partners or others that deal with Rocket or us to delay or defer entering into contracts with Rocket or us or making other decisions concerning Rocket or us or seek to change or cancel existing business relationships with Rocket or us, which could negatively affect our respective businesses. Any delay or deferral of those decisions or changes in existing agreements could have an adverse impact on our respective businesses, regardless of whether the Rocket mergers are ultimately completed.

In addition, the Rocket Merger Agreement restricts us from taking certain actions during the pendency of the Rocket mergers without the consent of Rocket. These restrictions may prevent us from pursuing attractive business opportunities or strategic transactions that may arise prior to the completion of the Rocket mergers.

Whether or not the Rocket mergers are completed, the announcement and pendency of the Rocket mergers could cause disruptions in the businesses of us or Rocket, which could have an adverse effect each company’s respective businesses and financial results.

Whether or not the Rocket mergers are completed, the announcement and pendency of the Rocket mergers could cause disruptions in our business and the business of Rocket, including by diverting the attention our management and Rocket’s management toward the completion of the Rocket mergers. In addition, we have diverted significant management resources in an effort to complete the Rocket mergers and are each subject to restrictions contained in the Rocket Merger Agreement on the conduct of our business. If the Rocket mergers are not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit.

We may waive one or more of the closing conditions without re-soliciting stockholder approval from our stockholders.

To the extent permitted by law, we may determine to waive, in whole or part, one or more of the conditions to Rocket’s obligations to consummate the Rocket mergers. Any determination as to whether to waive any condition to the consummation of the Rocket mergers will be made by us at the time of such waiver based on the facts and circumstances as they exist at that time.

The Rocket Merger Agreement contains provisions that could discourage a potential competing acquirer that might be willing to pay more to acquire or merge with us.

The Rocket Merger Agreement contains “no shop” provisions that restrict our ability to, among other things:

•
initiate, seek or solicit, or knowingly encourage or facilitate (including by way of furnishing non-public information) or inquiries or the making of an acquisition proposal or submission of any proposal that constitutes, or would reasonably be expected to lead to an acquisition proposal;
•
participate or engage in discussions or negotiations with, or disclose any non-public information or data relating to, us or afford access to our properties, books or records to any person that has made or could reasonably be expected to make an acquisition proposal; or
•
enter into any agreement, including any letter of intent, memorandum of understanding, agreement in principle, merger agreement, acquisition agreement or other similar agreement, whether or not binding, with respect to an acquisition proposal.

Furthermore, there are only limited exceptions to the requirement under the Rocket Merger Agreement that our board not withhold, withdraw, or publicly propose to withhold or withdraw the our board’s recommendation to our stockholders in favor of the merger proposal. Although our board is permitted to effect a change of recommendation, after complying with certain procedures set forth in the Rocket Merger Agreement, in response to a superior proposal or to an intervening event (if our board determines in good faith that a failure to do so would be inconsistent with its fiduciary duties under applicable law), such change of recommendation would entitle Rocket to terminate the Rocket Merger Agreement and collect a termination fee from us.

These provisions could discourage a potential competing acquirer from considering or proposing an acquisition or merger of us, even if it were prepared to pay consideration with a higher value than that implied by the exchange ratio, or might result in a potential competing acquirer proposing to pay a lower per share price than it might otherwise have proposed to pay because of the added expense of the termination fee.

The Rocket mergers will involve substantial costs.

We and Rocket have incurred and expect to incur non-recurring costs associated with combining the operations of the two companies, as well as transaction fees and other costs related to the Rocket mergers. These costs and expenses include fees paid to financial, legal and accounting advisors, facilities and systems consolidation costs, severance and other potential employment-related costs, filing fees, printing expenses and other related charges. Some of these costs are payable by Rocket or us regardless of whether the Rocket mergers are completed.

Lawsuits may in the future be filed against Rocket or us, or against Rocket directors or our directors, challenging the Rocket mergers, and an adverse ruling in any such lawsuit may prevent the Rocket mergers from becoming effective or from becoming effective within the expected time frame.

Transactions like the proposed Rocket mergers are frequently subject to litigation or other legal proceedings, including actions alleging that the Rocket board or our board breached their respective fiduciary duties to their stockholders by entering into the Rocket Merger Agreement, by failing to obtain a greater value in the transaction for our stockholders or otherwise. Neither we nor Rocket can provide assurance that such litigation or other legal proceedings will not be brought. If litigation or other legal proceedings are in fact brought against Rocket or us, or against the Rocket board or our board, they will defend against it but might not be successful in doing so. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on our business, results of operation or financial position or that of the combined company, including through the possible diversion of our, or the combined company’s, resources or distraction of key personnel.

Furthermore, one of the conditions to the completion of the Rocket mergers are that no injunction by any court or other governmental entity of competent jurisdiction will be in effect that prevents, enjoins or makes illegal the consummation of the Rocket mergers. As such, if any of the plaintiffs are successful in obtaining an injunction preventing the consummation of the Rocket mergers, that injunction may prevent the Rocket mergers from becoming effective or from becoming effective within the expected time frame.

The COVID-19 outbreak may adversely affect our ability to timely consummate the Rocket mergers.

COVID-19 and the various precautionary measures attempting to limit its spread taken by many governmental authorities worldwide has had a severe effect on global markets and the global economy. The extent to which the COVID-19 pandemic continues to impact our business or Rocket’s business operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 variants and the nature and extent of governmental actions taken to contain it or treat its impact, among others. COVID-19 and official actions in response to it have made it more challenging for us, Rocket and relevant third parties to adequately staff our respective businesses and operations, and may cause delay in the ability to obtain the relevant approvals for the consummation of the Rocket mergers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of September 19, 2022, by and among Renovacor, Inc, Rocket Pharmaceuticals, Inc., Merger Sub I and Merger Sub II.
99.1	Form of Voting and Support Agreement between Renovacor, Inc. and the stockholders party thereto.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Renovacor, Inc.

Date: November 10, 2022	By:	/s/ Magdalene Cook, M.D.
Magdalene Cook, M.D.
Chief Executive Officer

Date: November 10, 2022	By:	/s/ Wendy F. DiCicco
Wendy F. DiCicco
Chief Financial Officer